Form 10-K
period 2022-12-31
STONERIDGE INC
filed 2023-03-02
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☒	No
As of June 30, 2022, the aggregate market value of the registrant’s Common Shares held by non-affiliates of the registrant was approximately $447.6 million. The closing price of the Common Shares on June 30, 2021 as reported on the New York Stock Exchange was $17.15 per share. As of June 30, 2022, the number of Common Shares outstanding was 27,317,604.
The number of Common Shares outstanding as of February 24, 2023 was 27,348,198.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2023, into Part III, Items 10, 11, 12, 13 and 14.

i

Forward-Looking Statements
Portions of this report on Form 10-K contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and may include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business and (v) operational expectations. Forward-looking statements may be identified by the words “will,” “may,” “should,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:
•the ability of our suppliers to supply us with parts and components at competitive prices on a timely basis, including the impact of potential tariffs and trade considerations on their operations and output;
•fluctuations in the cost and availability of key materials (including semiconductors, printed circuit boards, resin, aluminum, steel and copper) and components and our ability to offset cost increases through negotiated price increases with our customers or other cost reduction actions, as necessary;
•global economic trends, competition and geopolitical risks, including impacts from the ongoing conflict between Russia and Ukraine and the related sanctions and other measures, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and China or other countries;
•our ability to achieve cost reductions that offset or exceed customer-mandated selling price reductions;
•the impact of COVID-19, or other future pandemics, on the global economy, and on our customers, suppliers, employees, business and cash flows;
•the reduced purchases, loss or bankruptcy of a major customer or supplier;
•the costs and timing of business realignment, facility closures or similar actions;
•a significant change in automotive, commercial, off-highway or agricultural vehicle production;
•competitive market conditions and resulting effects on sales and pricing;
•foreign currency fluctuations and our ability to mange those impacts;
•customer acceptance of new products;
•our ability to successfully launch/produce products for awarded business;
•adverse changes in laws, government regulations or market conditions, including tariffs, affecting our products or our customers’ products;
•our ability to protect our intellectual property and successfully defend against assertions made against us;
•liabilities arising from warranty claims, product recall or field actions, product liability and legal proceedings to which we are or may become a party, or the impact of product recall or field actions on our customers;
•labor disruptions at our facilities or at any of our significant customers or suppliers;
•business disruptions due to natural disasters or other disasters outside of our control;
•the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our revolving Credit Facility;
•capital availability or costs, including changes in interest rates or market perceptions;
•the failure to achieve the successful integration of any acquired company or business;
•risks related to a failure of our information technology systems and networks, and risks associated with current and emerging technology threats and damage from computer viruses, unauthorized access, cyber-attack and other similar disruptions; and
•the items described in Part I, Item IA (“Risk Factors”).
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
ii

PART I
Item 1. Business.
Overview
Founded in 1965, Stoneridge, Inc. (the “Company”) is a global designer and manufacturer of highly engineered electrical and electronic systems, components and modules for the automotive, commercial, off-highway and agricultural vehicle markets. Our products and systems are critical elements in the management of systems to improve overall vehicle performance, convenience and monitoring in areas such as safety and security, intelligence, efficiency and emissions. Our worldwide footprint is primarily comprised of 21 locations in 11 countries and enables us to supply global automotive, commercial, off-highway, agricultural and other vehicle markets.
Our custom-engineered products and systems are used to activate equipment and accessories, monitor and display vehicle performance and control, distribute electrical power and signals and provide vehicle safety, security and convenience. Our product offerings consist of actuators, sensors, switches and connectors, driver information systems, vision and safety systems, connectivity and compliance products, electronic control units, vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories, in-vehicle audio and infotainment devices and telematics solutions. We supply the majority of our products, predominantly on a sole-source basis, to many of the world’s leading automotive and commercial vehicle original equipment manufacturers (“OEMs”) and select non-vehicle OEMs, as well as certain automotive and commercial vehicle Tier 1 suppliers. Our customers are increasingly utilizing electronic technology to comply with more stringent regulations (particularly emissions and safety) and to meet end-user demand for improved vehicle performance and greater convenience. As a result of this trend, per-vehicle electronic content has been increasing. Our technology and our partnership-oriented approach to product design and development enables us to develop next-generation products and systems aligned with these trends.
Beginning with the divestiture of our wiring business in 2014, we accelerated a shift in our product portfolio towards smart products, or those products that contain embedded electronics or logic. While the wiring business was our largest single business, based on revenues and employees, and the business that the Company was founded on, its products were largely commodities that did not provide a technology platform to drive our expected future growth. In addition to the divestiture of the wiring business, we deployed capital in 2017 to make strategic investments including the acquisition of Orlaco, our partner on the development of MirrorEye, our camera-based vision system, and the acquisition of 100 percent of our Stoneridge Brazil business. In 2019, the Company’s Control Devices segment sold its non-core switches and connectors business (the “Non-core Products”) and in 2020 announced the strategic exit of our PM sensor business to further align with our strategic plan. These activities have acted as a catalyst for the advancement of our smart product portfolio, increasing our smart content from just over 50% of our sales in 2014 to almost 78% of our sales in 2022. Our product portfolio shift focuses on the megatrends driving the transportation industry.
In January 2019, the Company committed to a restructuring plan that resulted in the closure of the Canton, Massachusetts facility (“Canton Facility”) as of March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”). During the third quarter of 2020, we leased the Canton facility to a third party. On June 17, 2021, we sold the Canton facility. See Note 7 and Note 2 to the consolidated financial statements for additional details regarding the third-party lease and sale, respectively, of the Canton Facility. See Note 12 to the consolidated financial statements for additional details regarding the Canton Restructuring.
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
We have positioned each of our segments for continued long-term success. Our Control Devices segment is increasingly well positioned with a focus on continued development and commercialization of actuation and electrified powertrain applications that will drive future growth for the segment. Our Electronics segment is expected to drive strong revenue growth through previously awarded new program launches including launches for our MirrorEye® camera-based vision system in the OEM market, our digital driver information systems and our connectivity products globally. Our Stoneridge

Brazil segment continues to integrate into our global Electronics strategy as we leverage our global engineering footprint and prepare for continued expansion of our local OEM presence. Overall, we will continue to focus our resources on the areas of largest opportunity for the Company to drive long-term value creation for our shareholders.
Segments and Products
We conduct our business in three reportable business segments, which are the same as our operating segments: Control Devices, Electronics and Stoneridge Brazil.
Control Devices. Our Control Devices segment designs and manufactures products that monitor, measure or activate specific functions within a vehicle. This segment includes product lines such as actuators, sensors, switches and connectors. Actuator products enable OEMs to deploy power functions in a vehicle and can be designed to integrate switching and control functions including our park lock, front-axle disconnect and shift by wire products. Sensor products are employed in major vehicle systems such as the emissions, safety, powertrain, braking, climate control, steering and suspension systems and are now being applied to electric vehicle thermal management systems. Switches and connectors transmit signals that activate specific functions. Our switch and connector technology is principally used in two capacities, user-activated and hidden. User-activated switches are used by a vehicle’s operator or passengers to manually activate in-vehicle accessories. Hidden switches are not typically visible to vehicle operators or passengers and are engaged to activate or deactivate selected functions as part of normal vehicle operations. We sell these products principally to the automotive market. To a lesser extent, we also sell these products to the commercial vehicle and agricultural markets.
Electronics. Our Electronics segment designs and manufactures driver information systems, vision and safety systems, connectivity and compliance products and electronic control units. Driver information systems and connectivity and compliance products collect, store and display vehicle information such as speed, pressure, maintenance data, trip information, operator performance, temperature, distance traveled, and driver messages related to vehicle performance. Vision and safety products provide enhanced vehicle visibility and safety to drivers. Electronic control units regulate, coordinate, monitor and direct the operation of the electrical system within a vehicle. These products are sold principally to the commercial vehicle market through both the OEM and aftermarket channels. In addition, vision and safety systems are sold to the off-highway and commercial vehicle markets.
Stoneridge Brazil. Our Stoneridge Brazil (“SRB”) segment primarily serves the South American market and specializes in the design, manufacture and sale of vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories, in-vehicle audio and infotainment devices, driver information systems and telematics solutions primarily for the automotive market. This segment includes product lines such as vehicle monitoring and tracking devices, security alarms, convenience applications such as parking sensors and rearview cameras, audio and infotainment systems and telematics products used for fleet management. These products improve the performance, safety and convenience features of our customers’ vehicles. Stoneridge Brazil sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services, direct to OEMs and through mass merchandisers. In addition, monitoring services and tracking devices are sold directly to corporate and individual customers.
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
The following table sets forth for the periods indicated, the percentage of net sales derived from our principal end markets:

Principal End Markets	2022	2021	2020
Commercial vehicle	48%	39%	36%
Automotive	34%	41%	45%
Off-highway and other	12%	12%	12%
Aftermarket distributors, mass merchandisers and monitoring services	6%	8%	7%
For further information related to our reportable segments and financial information about geographic areas, see Note 13 to the consolidated financial statements.
Production Materials
The principal production materials used in the Company’s manufacturing process are molded plastic components and resins, copper, steel, precious metals and certain electrical components such as printed circuit boards, semiconductors, microprocessors, memory devices, resistors, capacitors, fuses, relays, monitors and cameras. We purchase production materials pursuant to both annual contract and spot purchasing methods. Such materials are available from multiple sources, but we generally establish collaborative relationships with a qualified supplier for each of our key production materials in order to lower costs and enhance service and quality. As global demand for our production materials increases, we may have difficulties obtaining adequate production materials from our suppliers to satisfy our customers. Refer to the

Risk Factors for risks related to the current supply chain disruption related to semiconductors and other production materials. Any extended period for which we cannot obtain adequate production material or which we experience an increase in the price of production material would materially affect our results of operations and financial condition.
Patents, Trademarks and Intellectual Property
We maintain and have pending various U.S. and foreign patents, trademarks, and other rights to intellectual property relating to the reportable segments of our business, which we believe are appropriate to protect the Company’s interests in existing products, new inventions, manufacturing processes and product developments. We do not believe any single patent is material to our overall business success, nor would the expiration or invalidity of any patent have a material adverse effect on our business or ability to compete.
Industry Cyclicality and Seasonality
The markets for products in each of our reportable segments have been cyclical. Because these products are used principally in the production of vehicles for the automotive, commercial, off-highway and agricultural vehicle markets, revenues and therefore results of operations, are significantly dependent on the general state of the economy and other factors, like the impact of environmental regulations on our customers and end market consumers, which affect these markets. A significant decline in automotive, commercial, off-highway and agricultural vehicle production of our principal customers could adversely affect the Company. Our Control Devices and Electronics segments are moderately seasonal, impacted by mid-year and year-end shutdowns and the ramp-up of new model production at key customers. In addition, the demand for our Stoneridge Brazil segment consumer products is typically higher in the second half of the year.
Customers
We have several customers that account for a significant percentage of our sales. The loss of any significant portion of our sales to these customers, or the loss of a significant customer, would have a material adverse impact on our financial condition and results of operations. We supply numerous different products to each of our principal customers. Contracts with several of our customers provide for supplying their requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally three to seven years. These contracts are subject to potential renegotiation from time to time, which may affect product pricing and generally may be terminated by our customers at any time. Therefore, the loss of a contract for a major model or a significant decrease in demand for certain key models or group of related models sold by any of our major customers would have a material adverse impact on the Company. We may enter into contracts to supply products, the introduction of which may then be delayed or cancelled. We also compete to supply products for successor models, and are therefore subject to the risk that the customer will not select the Company to produce products on any such model, which could have a material adverse impact on our financial condition and results of operations.
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
Our diversity in products creates a wide range of competitors, which vary depending on both market and geographic location. We compete based on strong customer relations and a fast and flexible organization that develops technically effective solutions at a competitive price.
Product Development
Our research and development efforts for our reportable segments are largely product design and development oriented and consist primarily of applying known technologies to customer requests or developing new, innovative technologies aligned with industry megatrends or customer requests. A large portion of our development expenses are related to customer-sponsored programs where we are involved in designing custom-engineered solutions for specific applications or for next generation technology. To further our vehicle platform penetration, we have also developed collaborative relationships with the design and engineering departments of key customers. These collaborative efforts have resulted in the development of new and complimentary products and the enhancement of existing products.
While our engineering and product development departments are organized by market, our segments interact and collaborate on new products. The product development operations are executed by technology groups in Barneveld, Netherlands; Campinas, Brazil; Juarez, Mexico; Lexington, Ohio; Novi, Michigan; Stockholm, Sweden; Suzhou, China and Tallinn, Estonia.
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
Human Capital Management
As of December 31, 2022, Stoneridge employed approximately 5,250 full time and temporary employees in 14 countries, with about 88% located outside of the United States. Although we have no collective bargaining agreements covering U.S. employees, a significant number of employees located in Brazil, China, Estonia, Mexico, Netherlands, Sweden and the United Kingdom either (i) are represented by a union and are covered by a collective bargaining agreement, or (ii) are covered by a works council or other employment arrangements required by law. We work to ensure positive relations with our employees.
We strive to create a work environment that enhances employee engagement, fosters productivity, and is aligned with our values of Integrity, Accountability, Teamwork, Adaptability, Customer Orientation, and Social Responsibility. We know that our success is dependent on our employees’ engagement, performance, skills, and development. To that end, we have established talent management programs at Stoneridge, which include but are not limited to the following:
•Periodic global employee engagement surveys and subsequent action planning
•Regular talent reviews for employee development and succession planning
•Feedback and coaching to ensure performance is aligned with our goals and strategic direction
•Delivery of Code of Conduct and global policy training
•New employee orientation with globally consistent and locally flexible messaging
•Frequent global “town hall” meetings and other communications
•Employee wellness programs
•Opportunities for community and charitable involvement
•Employee mentoring program
•Internship programs
When we hire new employees, we focus not just on the skills required for current positions, but the ever-changing complex skills and competencies that will be required as we move forward on our path to being the mobility industry’s integrated technology partner. We seek diverse sources for candidates and we offer wages and benefits that are competitive in the markets where employees are located.
Stoneridge is committed to creating diverse, equitable and inclusive workplaces that align with our core values and deliver sustainable business success. It is our mission to attract, advance and advocate for a diverse workforce that represents the communities around us. To this end, Stoneridge created a steering committee to drive DEI initiatives across its various sites and functions and report on progress to our executive leadership team and Board of Directors. Additionally, we are challenging and responding to bias and eliminating barriers through fair policies and practices. We are building an inclusive Stoneridge where all employees can grow, excel, and contribute to our success in a meaningful way.
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

Information About Our Executive Officers
Each executive officer of the Company serves the Board of Directors at its pleasure. The Board of Directors appoints corporate officers annually. The following table sets forth the names, ages, and positions of the executive officers of the Company:

Name	Age	Position
James Zizelman	62	President, Chief Executive Officer and Director
Matthew R. Horvath	37	Chief Financial Officer and Treasurer
Susan C. Benedict	56	Chief Human Resources Officer and Assistant General Counsel
Laurent P. Borne	48	Chief Strategy Officer and Chief Technology Officer
Caetano R. Ferraiolo	55	President of the Stoneridge Brazil Division
Robert J. Hartman Jr.	56	Chief Accounting Officer
Salvatore Orsini	53	Chief Procurement Officer
Peter Österberg	54	President of the Electronics Division
Rajaey Kased	43	President of the Control Devices Division
James Zizelman, President, Chief Executive Officer and Director. Mr. Zizelman was appointed as President and Chief Executive Officer and elected as Director in January 2023. Previously he served as President of the Control Devices Division since April 2020. Prior to joining Stoneridge, Mr. Zizelman served as the Vice President of Engineering and Program Management for Aptiv from December 2017 to March 2019. Prior to that, Mr. Zizelman was employed at Delphi for more than 20 years, where he was last a Vice President of Engineering from 2016 to 2017.
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
Susan C. Benedict, Chief Human Resources Officer and Assistant General Counsel. Ms. Benedict was appointed Chief Human Resources Officer and Assistant General Counsel – Labor and Employment in June 2019. Ms. Benedict previously served as Stoneridge’s Director of Legal since November 2017. Prior to Stoneridge, Ms. Benedict served as Senior Counsel for Koch Industries in October 2017 and Corporate Counsel for Guardian Industries from December 2012 to September 2017.
Laurent P. Borne, Chief Strategy Officer and Chief Technology Officer. Mr. Borne was appointed Chief Strategy Officer in March 2022. Prior to that he was the President of the Electronics Division from January 2019. Mr. Borne joined the Company in August 2018 as the Company’s Chief Technology Officer and has continued to serve in that role. Prior to joining Stoneridge, Mr. Borne served as Vice President of Product Development at Whirlpool Corporation from 2014 until August 2018.
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
Salvatore Orsini, Chief Procurement Officer. Mr. Orsini was appointed Chief Procurement Officer in July 2022. Prior to that Mr. Orsini had been employed at Nexteer Automotive as Vice President, Global Chief Supply Management Officer from 2020 until June 2022. From 2019 to 2020 Mr. Orsini served as Supply Chain Director at Aptiv and from 2013 to 2019 Mr. Orsini held various leadership roles at General Motors, most recently Global Commodity Director. Prior to that Mr. Orsini held various positions at Rolls-Royce Aerospace and Delphi.
Peter Österberg, President of the Electronics Division. Mr. Österberg was appointed as president of the Electronics Division in March 2022. Before joining Stoneridge, Peter served as vice president of Supplier Quality and Development at Volvo Group from 2017 to 2022. Before that, he served in a variety of roles at Volvo including vice president of engineering at Volvo CE, global director Volvo Powertrain, and other positions with increasing responsibility over time. Prior to that, he worked at Volvo Cars, both within product development and quality.

Rajaey Kased, President of the Control Devices Division. Mr. Kased was appointed as President of the Control Devices Division in January 2023. He previously was the Vice President of Sales, Strategy, and Product Line Management for the Control Devices Division in 2019. Prior to joining Stoneridge, Mr. Kased served as Head of Business Development, ADAS and Powertrain, North America, at Henkel from 2017 to 2019. Prior to that, Mr. Kased was employed at Delphi from 2005 to 2017 where he served in roles of increasing responsibility.
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
Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, the global economy. In late 2019, a novel strain of the coronavirus (COVID-19) was reported to have been detected in Wuhan, China and on March 11, 2020 it was declared by the World Health Organization to be a global pandemic. The COVID-19 pandemic has negatively affected the global economy, disrupting the financial markets and increasing volatility, and has impeded global supply chains, restricted manufacturing operations and resulted in significantly reduced economic activity and higher unemployment rates. It has disrupted, and may continue to disrupt for an indefinite period of time, the global vehicle industry and customer sales, production volumes and purchases of automotive, commercial, off-highway and agricultural vehicles by end-consumers. International, federal, state and local public health and governmental authorities have taken and may continue to take actions to contain the outbreak and spread of COVID-19 throughout most regions of the world, including travel bans, quarantines, "work-from-home" orders and similar mandates that have caused many businesses to modify normal operations. Beginning in 2020 we took actions to enhance our financial flexibility and minimize the impact on our business, such as the ramping down of certain production facilities in response to customer plant closures and changes in vehicle production schedules, imposing certain travel restrictions, amending our existing Credit Facility three times providing covenant relief through September 2023 and actively managing costs, capital spending and working capital to further strengthen our liquidity. Despite these measures, the ultimate impact to our business continues to remain highly uncertain and we have experienced, and may continue to experience, delays in the production and distribution of our products, supply chain disruptions affecting the availability of production materials and the loss or delay of customers’ sales.
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
In 2022, approximately 94% of our net sales were derived from automotive, commercial, off-highway and agricultural vehicle markets while approximately 6% were derived from aftermarket distributors, mass merchandisers and monitoring services markets.
Due to the overall global economic conditions in 2022 and 2021, largely as a result of supply chain issues and the impact of the COVID-19 pandemic and resulting supply chain issues, the automotive, commercial, off-highway and agricultural vehicle markets experienced volatility in global customer sales and production volumes. As a result, we have experienced and may continue to experience reductions in orders from our customers in certain regions. An economic downturn or other adverse industry conditions that result in a decline in automotive, commercial, off-highway or agricultural vehicle production, or a material decline in market share by our significant customers, could adversely affect our results of operations and financial condition.
The loss or insolvency of any of our principal customers would adversely affect our future results.
We are dependent on several principal customers for a significant percentage of our net sales. In 2022, our top five customers were PACCAR, Volvo, VW Group, Ford Motor Company and Daimler AG, which comprised 15%, 11%, 9%, 7% and 7% of our net sales, respectively. In 2022, our top ten customers accounted for 63% of our net sales. The loss of any significant portion of our sales to these customers would have a material adverse effect on our results of operations and financial condition. In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their insolvency.
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
Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors. Our success will depend on our ability to continue to meet customers’ changing specifications with respect to technological innovation, price, quality, performance, service and delivery by implementing and sustaining competitive technological advances. Our business may, therefore, require significant recurring additional capital expenditures and investment in product development, manufacturing and management information systems. We cannot assure that we will be able to achieve technological advances or introduce new products that may be necessary to remain competitive. Our inability to continuously improve existing products, develop new products and achieve technological advances could have a material adverse effect on our business, financial condition or results of operations.
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
As of December 31, 2022, there was $167.8 million in borrowings outstanding on our Fourth Amended and Restated Credit Agreement, as amended, (the “Credit Facility”). In addition, we are permitted under our Credit Facility to incur additional debt, subject to specified limitations. Our leverage and the terms of our indebtedness may have important consequences including the following:
•we may have difficulty satisfying our obligations with respect to our indebtedness, and if we fail to comply with these requirements, an event of default could result;
•we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate activities;
•covenants relating to our debt may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities;
•covenants relating to our debt may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•we may be placed at a competitive disadvantage against less leveraged competitors.
These and other consequences of our leverage and the terms of our indebtedness could have a material adverse effect on our business, financial condition or results of operations.
Covenants in our Credit Facility may limit our ability to pursue our business strategies.
Our Credit Facility limits our ability to, among other things:
•incur additional debt and guarantees;
•pay dividends and repurchase our shares;
•make other restricted payments, including investments;
•create liens;
•sell or otherwise dispose of assets, including capital shares of subsidiaries;
•enter into agreements that restrict dividends from subsidiaries;
•consolidate, merge or sell or otherwise dispose of all or substantially all of our assets; and
•substantially change the nature of our business.
On March 1, 2023, we amended the Credit Facility. As amended the Credit Facility provides for certain financial covenant relief and additional covenant restrictions during the “Amendment No. 4 Specified Period” (the period from March 1, 2023 until the date that the Company delivers a compliance certificate for the quarter ending September 30, 2023 in form and substance satisfactory to the administrative agent). During the Amendment No. 4 Specified Period:
•the maximum net leverage ratio was changed to 4.75 to 1.00 for the quarter ended March 31, 2023 and 4.25 to 1.00 for the quarter ended June 30, 2023;
•the minimum interest coverage ratio of 3.50 was reduced to 3.00 for the quarters ended March 31, 2023 and June 30, 2023;
•drawing on the Credit Facility continues to be restricted if the Company's total of 100% of domestic and 65% of foreign cash and cash equivalents exceeds $70.0 million;
•there continue to be certain additional restrictions on Restricted Payments (as defined); and
•consistent with Amendment No. 3, a Permitted Acquisition (as defined) may not be consummated unless the net leverage ratio is below 3.50 to 1.00 during the Amendment No. 4 Specified Period.
Our ability to comply with these covenants as well as the negative covenants under the terms of our indebtedness may be affected by events beyond our control.
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
We require substantial amounts of raw materials and other supplies, and substantially all such materials we require are purchased from outside sources. The availability and prices of raw materials and other supplies may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers and interruptions in production by suppliers, weather emergencies, natural disasters, commercial disputes, acts of terrorism or war, changes in exchange rates and worldwide price levels. If demand for raw materials we require increases, we may have difficulties obtaining adequate raw materials and other supplies from our suppliers to satisfy our customers. Currently, and at times in the past, we have experienced difficulty obtaining adequate supplies of semiconductors, memory chips and other electronic components. In addition, there have been challenges at times in obtaining timely supply of nylon and resins for our Control Devices segment and audio component parts for our Stoneridge Brazil segment. If we cannot obtain adequate raw materials and other supplies, or if we experience an increase in the price of raw materials and other supplies, our business, financial condition or results of operations could be materially adversely affected.
The adverse impacts of the COVID-19 pandemic led to a significant vehicle production slowdown in the first half of 2020, which was followed by increased consumer demand and vehicle production schedules in the second half of 2020. This surge in demand led to a worldwide semiconductor supply shortage at the end of 2020 and through 2022, as semiconductor suppliers have been unable to rapidly reallocate production lines to serve the transportation industry. In addition, we have experienced longer lead-times, higher costs and delays in procuring other component parts and raw materials. As a result, we are currently experiencing supply chain disruptions. We are assessing the potential supply chain impacts, which may directly or indirectly impact various suppliers, and correspondingly, OEM production. We are working closely with our suppliers and customers to minimize any potential adverse impacts, and we continue to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise, due to this or any other issue. However, any direct or indirect supply chain disruptions may have an adverse impact on our business, financial condition, results of operations or cash flows.
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
Approximately 51% of our net sales in 2022 were derived from sales outside of North America. At December 31, 2022, significant concentrations of net assets outside of North America included $226.8 million in Europe and Other and $39.4 million in South America. Non-current assets outside of North America accounted for approximately 62% of our non-current assets as of December 31, 2022. International sales and operations are subject to significant risks, including, among others:
•political and economic instability;
•restrictive trade policies;
•economic conditions in local markets;
•currency exchange rates and controls;
•labor unrest;
•difficulty in obtaining distribution support and potentially adverse tax consequences; and
•the imposition of product tariffs and the burden of complying with a wide variety of international and U.S. export laws.
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
If we do not respond appropriately, the evolution of the global transportation industry toward electrification and shared mobility could adversely affect our business.
The global transportation industry is increasingly focused on the development of more fuel-efficient solutions to meet demands from consumers and governments worldwide to address climate change and an increased desire for environmentally sustainable solutions. The impacts of these changes on us are uncertain and could ultimately prove dramatic. If we do not respond appropriately, the evolution toward electrification and other energy sources could adversely affect our business. The increased adoption of electrified and other non-internal combustion-based powertrains may result in lower demand for some of our products. There has also been an increase in consumer preferences for car and ride sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. The evolution of the industry toward electrification and shared mobility has also attracted increased competition from entrants outside of the traditional light vehicle industry, some of whom may seek to provide products which compete with ours. Failure to innovate and to develop or acquire new and compelling products that capitalize upon new technologies in response to these evolving consumer preferences and demands could adversely affect our business, financial condition or results of operations.
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
We cannot be certain that we have rights to all intellectual property currently used in the conduct of our businesses or that we have complied with the terms of agreements by which we acquire such rights, which could expose us to infringement, misappropriation or other claims alleging violations of third party intellectual property rights. Third parties have asserted and may assert or prosecute infringement claims against us in connection with the services and products that we offer, and we may or may not be able to successfully defend these claims. Litigation, either to enforce our intellectual property rights or to defend against claims regarding intellectual property rights of others, could result in substantial costs and a diversion of our resources. Any such claims and resulting litigation could require us to enter into licensing agreements (if available on acceptable terms or at all), pay damages and cease making or selling certain products and could result in a loss of our intellectual property protection. Moreover, in such a situation, we may need to redesign some of our products to avoid future infringement liability. We also may be required to indemnify customers or other third parties at significant expense in connection with such claims and actions. The Company has seen an increase in customer requests for indemnification in connection with third party patent claims related to connectivity-enabled products. These claims are being made by patent-holders seeking royalties and who may enter into litigation based on patent infringement allegations. The Company has taken actions to mitigate this risk from new programs; however, significant indemnification claims related to these products could have a material adverse effect on our business, financial condition or results of operations.
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
In addition, we continually expand and update our IT networks and systems in response to the changing needs of our business and periodically upgrade our ERP systems. Should our networks or systems not be implemented successfully, or if the systems do not perform in a satisfactory manner once implementation is complete, our business and operations could be disrupted and our results of operations could be adversely affected, including our ability to report accurate and timely financial results.
We may be subject to risks relating to our information technology systems and cybersecurity.
We rely on information technology systems to process, transmit and store electronic information and manage and operate our business. Despite the implementation of security measures, our IT networks and systems are at risk to damages from computer viruses, unauthorized access, cyber-attack and other similar disruptions. A breach in security could expose us and our customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operations disruptions, which in turn could adversely affect our reputation, competitive position, business or results of operations. While we have taken steps to protect the Company from cybersecurity risks and security breaches (including enhancing our firewall, workstation, email security and network monitoring with managed detection and response (MDR) and alerting capabilities, and training employees around phishing, malware and other cybersecurity risks), and we have policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. Although we rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from all potential compromises or breaches of security. We may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
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
Our operations are subject to various federal, state, local and foreign laws and regulations governing, among other things:
•the discharge of pollutants into the air and water;
•the generation, handling, storage, transportation, treatment, and disposal of waste and other materials;
•the cleanup of contaminated properties; and
•the health and safety of our employees.
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
An emphasis on global climate change and other ESG matters by various stakeholders could negatively affect our business.
Customer, investor, employee and other stakeholder expectations of us and our supply base in areas such as the environment, social matters and corporate governance have been rapidly evolving and increasing. The enhanced stakeholder focus on ESG requires the continuous monitoring of various and evolving standards and their associated requirements. Our failure, or that of our supply base, to adequately meet stakeholder expectations may result in, among other things, the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent that could adversely affect our business, financial condition or results of operations.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
At December 31, 2022, the Company owned or leased seven manufacturing facilities, which together contain approximately 0.9 million square feet of manufacturing space. Of these manufacturing facilities, three are used by our Control Devices reportable segment, three are used by our Electronics reportable segment and one is used by our Stoneridge Brazil reportable segment. The following table provides information regarding our facilities:

Location	Owned/ Leased	Use	Square Footage
Control Devices
Juarez, Mexico (A)	Owned	Manufacturing/Engineering	235,035
Lexington, Ohio	Owned	Manufacturing/Engineering	219,612
Suzhou, China (A)	Leased	Manufacturing/Engineering/Sales Office	145,033
El Paso, Texas (A)	Leased	Warehouse	57,000
Lexington, Ohio	Leased	Warehouse	15,000
Novi, Michigan	Leased	Engineering	6,398

Electronics
Tallinn, Estonia	Leased	Manufacturing/Engineering	85,911
Orebro, Sweden	Leased	Manufacturing	77,472
Barneveld, Netherlands	Owned	Manufacturing/Engineering	62,700
Stockholm, Sweden	Leased	Engineering/Division Office	41,248
Bayonne, France	Leased	Sales Office/Warehouse	9,655
Jasper, Georgia	Leased	Sales Office/Warehouse	6,250
Dundee, Scotland	Leased	Sales Office/Engineering	4,683
Ottobrunn, Germany	Leased	Sales Office	1,119

Stoneridge Brazil
Manaus, Brazil	Owned	Manufacturing	102,247
Campinas, Brazil	Owned	Engineering/Division Office	45,467
Hortolândia, Brazil	Leased	Sales Office	3,229
Buenos Aires, Argentina	Leased	Sales Office	2,906
Serra, Brazil	Leased	Sales Office	344

Corporate and Other
Novi, Michigan (B)	Leased	Headquarters/Division Office	37,713
Esslingen, Germany	Leased	Sales Office	1,722

__________________________________
(A)This facility is also used in the Electronics reportable segment.
(B)This facility is also used in the Control Devices reportable segment.
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
Item 4. Mine Safety Disclosure.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SRI.” As of February 24, 2023, we had 27,348,198 Common Shares, without par value, outstanding that were owned by approximately 190 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts held by banks, brokers and other nominees.
The following table presents information with respect to repurchases of Common Shares made by us during the three months ended December 31, 2022. There were 1,403 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards during the three months ended December 31, 2022.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/1/22-10/31/22	—	$—	N/A	N/A
11/1/22-11/30/22	—	$—	N/A	N/A
12/1/22-12/31/22	1,403	$21.56	N/A	N/A
Total	1,403
Other than the repurchase of Common Shares of 42,100 and 79,434, respectively, to satisfy employee tax withholdings associated with the delivery of Common Shares earned by employees pursuant to equity-base awards under the Company’s Long-Term Incentive Plan there were no other repurchases of Common Shares made by us during the years ended December 31, 2022 or 2021.
For information on “Related Stockholder Matters” required by Item 201(d) of Regulation S-K, refer to Item 12 of this report.

Performance Graph
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in our Common Shares with the cumulative total return of hypothetical investments in the Dow Jones U.S. Auto Parts (TR) Index and the NYSE Composite Index. The graph is based on the respective market price of each investment as of December 31, 2017, 2018, 2019, 2020, 2021 and 2022 assuming in each case an initial investment of $100 on December 31, 2017, and reinvestment of dividends.

	2017	2018	2019	2020	2021	2022
Stoneridge, Inc.	$100	$108	$128	$132	$86	$94
Dow Jones U.S. Auto Parts Total Return Index	$100	$69	$88	$104	$126	$92
NYSE Composite Index	$100	$91	$115	$123	$148	$134
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
Global Market Conditions
The coronavirus pandemic (“COVID-19”) and the ongoing supply chain disruptions, including the semiconductor shortages, have had a negative impact on the global economy since 2020. These conditions have disrupted, and likely will continue to disrupt, the global vehicle industry and customer sales, production volumes and purchases of automotive, commercial, off-highway and agricultural vehicles by end-consumers.
The adverse impacts of the COVID-19 pandemic led to a significant vehicle production slowdown in the first half of 2020, which was followed by increased consumer demand and vehicle production schedules. This surge in demand led to a worldwide semiconductor supply shortage at the end of 2020, and other supply chain related constraints that have continued through 2022. We have experienced longer lead-times, higher costs, delays in procuring other component parts and raw materials and significant production volume reductions and volatility because of these shortages and continued impact of COVID-19. These supply chain disruptions became incrementally more challenging in the second half of 2021 resulting in higher related costs. Although the supply chain conditions have improved in 2022, we continued to experience production and supply chain volatility in several of our primary end-markets. In addition, rising COVID-19 infections in China and continued production volatility with our North American passenger car customers led to production reductions in 2022. Despite the continued challenges in 2022, we successfully negotiated appropriate, but significant price increases with our customers to offset material and labor cost headwinds. We are working closely with our suppliers and customers to minimize any potential adverse impacts, and we continue to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise, due to this or any other issue. As these costs are expected to remain elevated in 2023, we will continue to work with our customers and implement supply chain and material cost reduction strategies to drive margin performance. The Company recognized $58.4 million and $17.6 million in 2022 and 2021, respectively, of cost recoveries related to spot buys of materials purchased for our customers.
North American automotive vehicle volumes are expected to increase in 2022 due to a combination of higher demand and low inventory levels. Whereas North American and European commercial vehicle volumes are expected to slightly decline in 2022. Vehicle production volumes could continue to be negatively impacted by the ongoing supply chain disruptions, including semiconductor shortages. The magnitude of the adverse impact on our financial condition, results of operations and cash flows will depend on the evolution of the semiconductor supply shortage, vehicle production schedules and supply chain impacts.
Segments
We are organized by products produced and markets served. Under this structure, our operations have been reported using the following segments:
Control Devices. This segment includes results of operations that manufacture actuators, sensors, switches and connectors.
Electronics. This segment includes results of operations from the production of driver information systems, vision and safety systems, connectivity and compliance products and electronic control units.
Stoneridge Brazil (“SRB”). This segment includes results of operations that design and manufacture vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories, in-vehicle audio and infotainment devices, driver information systems and telematics solutions.
Overview
The global macroeconomic environment in 2022 continued to provide a challenging backdrop for the global transportation industry and our served markets. The Company was able to navigate this volatile operating environment while at the same time continuing to execute on our long-term strategy of product development that aligns with industry megatrends, by focusing on product platforms that will drive future growth. The Company continues to work with our customers to preserve gross margin through price increases aligned with current market conditions and is executing on initiatives to reduce supply chain related costs. During 2022, the Company was able to mitigate a significant amount of the material headwinds we experienced, recognizing $32.1 million of negotiated price increases.
The Company had net loss of $14.1 million, or $(0.52) per diluted share, for the year ended December 31, 2022.

Net income in 2022 decreased by $17.5 million, or $(0.64) per diluted share, from $3.4 million, or $0.12 per diluted share, for the year ended December 31, 2021 primarily due to the 2021 pre-tax gain on sale of the Canton Facility of $30.7 million, or $0.93 per diluted share, offset by lower restructuring and business realignment costs of $3.8 million as well as the impact of higher net sales and gross margin in our Electronics segment.
In 2022, our net sales increased by $129.5 million, or 16.8%, while our operating income decreased $12.5 million.
Our Control Devices segment net sales decreased by 3.7% primarily due to decreases in our China commercial, North American commercial and China automotive vehicle markets. Our European automotive and commercial vehicle markets decreased due to our exit of the PM sensor business. Segment gross margin decreased due to costs associated with supply chain disruptions offset by lower restructuring and business realignment costs of $1.5 million and favorable leverage of fixed costs from higher sales levels. Segment operating income decreased due to the 2021 gain on sale of the Canton Facility of $30.7 million, lower restructuring and realignment costs of $2.6 million and the 2021 gain on disposal of the PM sensor business of $1.1 million.
Our Electronics segment net sales increased by 41.1% primarily due to higher sales volumes in our European commercial, North American commercial, European off-highway and North American off-highway vehicle markets as well as favorable customer pricing for recoveries of semiconductor spot buy purchases and negotiated price increases offset by unfavorable foreign exchange fluctuations. Segment gross margin as a percent of sales decreased primarily due to increased material costs associated with supply chain disruptions including spot purchases of electronic components, adverse foreign exchange fluctuations and inflation offset by increased contribution from higher sales levels and negotiated price increases. Segment operating income increased primarily due to higher sales and margin, lower SG&A spending and lower D&D cost from higher customer reimbursements.
Our Stoneridge Brazil segment net sales decreased by 8.0% due to lower sales in most Stoneridge Brazil product lines offset by favorable foreign currency translation and slightly higher sales of tracking devices and monitoring services. Segment gross margin decreased due to lower sales levels compared with the prior year. Operating income increased primarily due to lower SG&A expense due to the unfavorable adjustment to the fair value of the Stoneridge Brazil earn-out consideration of $2.1 million in 2021 and lower selling costs offset by lower gross margin and net unfavorable adjustments for Brazilian indirect tax credits of $0.9 million.
In 2022, SG&A expenses decreased compared to 2021 due to favorable non-recurring 2022 commercial and legal settlements, lower wages, incentive compensation, legal fees and selling costs. In addition, compared to 2021, SG&A was favorably impacted by an unfavorable adjustment to the fair value of the Stoneridge Brazil earn-out consideration in 2021, lower business realignment and restructuring costs and Sarasota environmental remediation costs incurred in 2021. Offsetting these favorable items were the 2021 gain on disposal of the MSIL joint venture, the 2021 gain on disposal of the PM Sensor business and unfavorable net adjustments for Brazilian indirect tax credits.
D&D costs decreased slightly in 2022 as higher customer reimbursements in our Electronics segment for ongoing development activities were offset by increased spend for awarded business program launches and development of advanced technologies and systems in our Electronics, Control Devices and Stoneridge Brazil segments.
At December 31, 2022 and 2021, we had cash and cash equivalents of $54.8 million and $85.5 million, respectively. At December 31, 2022 and 2021, we had $167.8 million and $164.0 million, respectively, in borrowings outstanding on the 2019 Credit Facility. The 2022 decrease in cash and cash equivalents was due to capital expenditures for new product launches and to support higher working capital levels, mostly inventory as a result of supply chain disruptions, new product launches and expectations for increased production and new product launches.
Outlook
The Company believes that focusing on products that address industry megatrends will have a positive effect on both our top-line growth and underlying margins. For example, the Company is aligned with platforms likely to perform well against overall market dynamics including our content on electrified vehicle platforms.
Beginning in the first quarter of 2020, COVID-19 caused worldwide adverse economic conditions and uncertainty in our served markets. Since the first quarter of 2021, we have been experiencing supply chain related disruptions, due to a worldwide semiconductor shortage, as well as other material availability constraints, which continue and have resulted in longer lead-times, higher costs and delays in procuring other component parts and raw materials. Although material cost challenges are moderating, the Company expects to experience ongoing impacts from supply chain disruptions, material cost inflation and COVID-19, which will continue to put pressure on margins. In order to recover these higher costs, we have negotiated and expect to continue to negotiate price increases and cost recoveries with our customers and implement supply chain strategies to help mitigate future costs. During the second half of 2022, we began to see the impacts of improving material availability on net sales, which favorably impacted gross margin.
Based on IHS Market production forecast, the North American automotive market is expected to increase to 15.1 million units in 2023 from 14.3 million units in 2022 as this market continues to recover from supply chain disruptions and economic headwinds. The Company expects sales volumes in our Control Devices segment to increase from 2022 based on year end production forecasts and market conditions as well as the ramp-up of actuation program launches. We will continue to focus on growing our core product portfolio aligned with powertrain electrification. We will continue to invest in our actuation business as we anticipate greater opportunities as powertrains become increasingly electrified. However, on-going global supply chain disruptions, including the global semiconductor supply shortage, material cost inflation and COVID-19 could adversely impact our sales volumes and gross margin for the remainder of 2023.
For 2023, we expect an increase in our Electronics’ segment sales compared to 2022 primarily due to strong demand for our products in our off-highway and commercial vehicle end markets and the ramp-up of new product launches even though production volumes in our European and North American commercial markets are expected decrease approximately 2.0% to 3.5%. In addition, we expect increased sales from the continued roll out of our MirrorEye camera-based vision system in the retrofit markets and additional launches of our MirrorEye systems for OEM applications. MirrorEye OEM system take-rates continue to exceed prior expectations and customer production forecasts suggest these take-rates could continue to rise significantly as material becomes more readily available and customer truck production continues to shift to new models. Customer recoveries related to spot buys of materials purchased for our customers increased net sales by $58.4 million during 2022. Spot buy material purchasing activity, which is recognized as revenue and material costs, was mostly passed through to the customer and was driven by electronic component shortages. The Company expects spot buy activity to continue in 2023 but cannot predict the duration or magnitude of continued spot buy activity due to volatile supply chains and component availability. We expect to continue to offset a significant majority of spot buy related costs going forward and expect continued reduction in overall spot buy costs in 2023. In addition, we expect customer negotiated price increases to favorably impact sales in 2023.
In 2021 and continuing throughout 2022, our gross D&D spend increased to support near term launches of awarded business in both our Electronics and Control Devices segments. In 2023, we expect that our D&D spending will stabilize as we continue to align our global engineering capabilities in order to develop advanced technologies and systems within our portfolio of products and we expect to sustain current levels of customer reimbursement to support specific programs and products.
Our 2022 Stoneridge Brazil segment revenues decreased compared to the prior year due to lower sales of most of our product lines offset by favorable foreign currency translation and slightly higher sales of tracking devices and monitoring service fees. In October 2022, the International Monetary Fund forecasted the Brazil gross domestic product to grow 2.8% in 2022 and 1.0% in 2023. We expect our served market channels to remain stable based on current market conditions. Stoneridge Brazil will focus on continuing to grow our OEM capabilities in-region to better support our global customers. This will drive steady future growth and provide a platform to continue to rotate our local portfolio to more closely align with our global business. Our financial performance in our Stoneridge Brazil segment is also subject to uncertainty from movements in the Brazilian Real and Argentina Peso foreign currencies.
Beginning in 2021, global transportation vehicle production was impacted by supply chain disruptions, including semiconductor shortages, primarily affecting our commercial vehicle and automotive end-markets. Based on the current market conditions, we expect continued but moderating impacts on production in 2023. We expect incremental costs related to supply chain disruptions and production schedule volatility to continue to adversely affect our gross margin in 2023.
We continued to effectively offset a significant portion of incremental material and supply chain related costs through pricing and supply chain actions resulting in cost pass-throughs and the recovery of both current and historical costs in 2022. While incremental material costs have started to moderate, we expect material cost inflation to persist into 2023. We will continue to evaluate macroeconomic conditions and expect ongoing discussions with our customers regarding price increases and other cost recovery actions to help continue to improve our margin performance.
As a result of these supply chain disruptions and production schedule volatility, our working capital balances, specifically inventory, have increased significantly compared to historical levels. In addition, inventory has also increased from product launches in our Electronics and Control Devices segments. We continue to engage in initiatives to reduce working capital including reducing on-hand inventory by refining our procurement process and managing the on-time collection of our accounts receivable balances.
Our future effective tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles and our jurisdictional mix of earnings. We monitor these factors and adjust our effective tax rate accordingly.
Other Matters
A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. Dollar strengthened against the euro, Swedish krona and Argentine peso in 2022 and the euro, Swedish krona, Brazilian real, Argentine peso and Mexican peso in 2021, unfavorably impacting our reported results.
On November 2, 2021, the Company entered into a Share Purchase Agreement (the “SPA”) with Minda Corporation Limited (“Minda”), as the buyer, and MSIL. Pursuant to the SPA, the Company agreed to sell to Minda the Company’s minority interest in MSIL for approximately $21.5 million equivalent Indian Rupee which was payable in U.S. dollars at closing. On December 30, 2021, pursuant to the SPA, the Company closed the sale of MSIL to Minda for $21.6 million. The Company recognized net proceeds of $21.0 million and a gain, net of direct selling costs, of $1.8 million.
On March 8, 2021, the Company entered into an Asset Purchase Agreement (the “APA”) by and among the Company, the Company’s wholly owned subsidiary, Stoneridge Electronics AS, as the Sellers, and Standard Motor Products, Inc. (“SMP”) and SMP Poland SP Z O.O., as the Buyers. Pursuant to the APA, the Company agreed to sell to the Buyers the Company’s assets located in Lexington, Ohio and Tallinn, Estonia related to the manufacturing of particulate matter sensor products and related service part operations (together, the “PM sensor business”). The Buyers did not acquire any of the Company’s locations or employees. The purchase price for the sale of the PM sensor business was $4.0 million (subject to a post-closing inventory adjustment, which was a payment to SMP of $1.1 million) plus the assumption of certain liabilities. The purchase price was allocated among PM sensor product lines, Gen 1 and Gen 2 as defined under the APA. The purchase price allocated to Gen 1 fixed assets and inventory and Gen 2 fixed assets was $3.2 million and $0.8 million, respectively. The sale of the Gen 2 assets occurred during November 2021 as the Company’s supply commitments to certain customers were completed in September 2021. The Company and SMP also entered into certain ancillary agreements, including a contract manufacturing agreement, a transitional services agreement, and a supply agreement, pursuant to which the Company provided and was compensated for certain manufacturing, transitional, administrative and support services to SMP on a short-term basis.
On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter sensor product line (“PM Sensor Exit”). The costs for the PM Sensor Exit included employee severance and termination costs and other related costs including supplier settlements. Non-cash charges included impairment and accelerated depreciation of fixed assets associated with PM sensor production. We recognized $0.0 million and $2.4 million of expense as a result of this initiative during the years ended December 31, 2022 and 2021, respectively. The only remaining costs relate to potential commercial settlements and legal fees that we continue to negotiate. The estimated additional cost related to these settlements and fees is up to $4.2 million.
In January 2019, we committed to a restructuring plan that resulted in the closure of our Canton, Massachusetts facility (“Canton Facility”) as of March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”). The costs for the Canton Restructuring included employee severance and termination costs, contract termination costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton Facility. We recognized expense as a result of these actions during the years ended December 31, 2022 and 2021 of $0.0 million and less than $0.1 million, respectively. We do not expect to incur additional costs related to the Canton Restructuring. During the third quarter of 2020, we leased the Canton Facility to a third party. On June 17, 2021, we sold the Canton Facility for net proceeds of $35.2 million and a net gain of $30.7 million.
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
In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location, which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced an additional restructuring program to transfer the European production of its Controls product line to China. For the years ended December 31, 2022 and 2021, we recognized expense of $0.0 million and $0.3 million, respectively, as a result of these actions for related costs. The Company does not expect to incur additional restructuring costs related to the Electronics segment.

On October 26, 2018, the Company announced a Board of Directors approved share repurchase program authorizing Stoneridge to repurchase up to $50.0 million of our Common Shares. Thereafter, on May 7, 2019, we announced that the Company had entered into an accelerated share repurchase agreement with Citibank N.A. to repurchase an aggregate of $50.0 million of our Common Shares. Pursuant to the accelerated share repurchase agreement we made an upfront payment of $50.0 million and received an initial delivery of 1,349,528 Common Shares which became treasury shares. On February 25, 2020, Citibank N.A. terminated early its commitment pursuant to the accelerated share repurchase agreement and delivered to the Company, 364,604 Common Shares representing the final settlement of the Company’s repurchase program which became treasury shares.
On February 24, 2020, the Board of Directors authorized a new repurchase program of $50.0 million for the repurchase of our Common Shares over an 18 month period. The repurchases could be made from time to time in either open market transactions or in privately negotiated transactions. Repurchases could also have been made under rule 10b-18, which permit Common Shares to be repurchased through pre-determined criteria. The timing, volume and nature of common share repurchases was at the discretion of management, dependent on market conditions, other priorities of cash investment, applicable securities laws and other factors. This Common Share repurchase program authorization did not obligate the Company to acquire any particular amount of its Common Shares, and could have been suspended or discontinued at any time. For the quarter ended March 31, 2020, under this repurchase program, the Company repurchased 242,634 Common Shares for $5.0 million, which became treasury shares, in accordance with this repurchase program authorization. In April 2020, the Company announced that it was temporarily suspending the previously announced share repurchase program in response to uncertainty surrounding the duration and magnitude of the impact of COVID-19. This repurchase program authorization expired during the third quarter of 2021 and no additional shares were repurchased.
We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges. Business realignment costs of $0.3 million and $1.4 million were incurred during the years ended December 31, 2022 and 2021, respectively.
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
Year Ended December 31, 2022 Compared To Year Ended December 31, 2021
Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Year ended December 31,	2022		2021		Dollar increase / (decrease)
Net sales	$899,923	100.0%	$770,462	100.0%	$129,461
Costs and expenses:
Cost of goods sold	724,997	80.6	603,604	78.3	121,393
Selling, general and administrative	106,695	11.9	116,000	15.1	(9,305)
Gain on sale of Canton Facility, net	—	—	(30,718)	(4.0)	30,718
Design and development	65,296	7.3	66,165	8.6	(869)
Operating income	2,935	0.3	15,411	2.0	(12,476)
Interest expense, net	7,097	0.8	5,189	0.7	1,908
Equity in loss (earnings) of investee	823	0.1	(3,658)	(0.5)	4,481
Other expense, net	5,711	0.6	1,444	0.3	4,267
(Loss) income before income taxes	(10,696)	(1.2)	12,436	1.5	(23,132)
Provision for income taxes	3,360	0.4	9,030	1.2	(5,670)
Net (loss) income	$(14,056)	(1.6)%	$3,406	0.3%	$(17,462)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

Year ended December 31,	2022		2021		Dollar increase / (decrease)	Percent increase / (decrease)
Control Devices	$342,596	38.1%	$355,775	46.1%	$(13,179)	(3.7)%
Electronics	505,097	56.1	357,910	46.5	147,187	41.1%
Stoneridge Brazil	52,230	5.8	56,777	7.4	(4,547)	(8.0)%
Total net sales	$899,923	100.0%	$770,462	100.0%	$129,461	16.8%
Our Control Devices segment net sales decreased $13.2 million due to lower sales volumes in our served markets and unfavorable foreign currency translation of $20.0 million and $2.3 million, respectively, which were offset by negotiated price increases of $9.1 million. Sales volumes decreased in our China commercial, North American commercial and China automotive markets of $5.8 million, $3.4 million and $2.3 million, respectively. European automotive and commercial vehicle markets decreased by $10.3 million and $2.4 million, respectively, due to our exit of the PM sensor business. Net sales for 2022 were favorably impacted by an increase in our North American automotive markets of $2.9 million compared to the prior year.
Our Electronics segment net sales increased $147.2 million due to higher sales volumes in our European commercial, North American commercial, European off-highway vehicle and North American off-highway markets of $55.1 million, $33.8 million, $18.2 million and $6.0 million, respectively. In addition, 2022 net sales were favorably impacted by both customer pricing for recoveries of electronic component spot buy purchases and for negotiated price increases of $40.8 million and $23.0 million, respectively. These increases were offset by unfavorable euro and Swedish krona foreign currency translation compared to the prior year of $28.8 million.
Our Stoneridge Brazil segment net sales decreased $4.5 million due to lower sales in most Stoneridge Brazil product lines of $7.8 million offset by favorable foreign currency translation of $2.6 million and higher sales of tracking devices and monitoring services fees of $0.7 million.
Net sales by geographic location are summarized in the following table (in thousands):

Year ended December 31,	2022		2021		Dollar increase / (decrease)	Percent increase / (decrease)
North America	$444,928	49.4%	$386,944	50.2%	$57,984	15.0%
South America	52,230	5.8	56,777	7.4	(4,547)	(8.0)%
Europe and Other	402,765	44.8	326,741	42.4	76,024	23.3%
Total net sales	$899,923	100.0%	$770,462	100.0%	$129,461	16.8%

The increase in North American net sales was mostly attributable to increases in sales volume in our Electronics segment commercial vehicle and off-highway markets of $33.8 million and $6.0 million, respectively and in our Control Devices segment automotive market of $2.9 million offset by sales volume decreases in our Control Devices segment commercial vehicle market of $3.4 million. In addition, North American net sales were favorably impacted by negotiated price increases of $16.1 million and customer recoveries of semiconductor spot buy purchases of $0.7 million.
The decrease in net sales in South America was primarily due to lower sales in most Stoneridge Brazil product lines of $7.8 million offset by favorable foreign currency translation of $2.6 million and higher sales of tracking devices and monitoring service fees of $0.7 million.
The increase in net sales in Europe and Other was due to customer recoveries of semiconductor spot buy purchases and negotiated price increases of $40.1 million and $15.9 million, respectively and increases in our Electronics segment European commercial vehicle and European off-highway markets of $52.9 million and $18.2 million, respectively. This increase for Europe and Other was offset by decreases in our Control Devices European automotive and commercial vehicle markets of $10.4 million and $2.4 million, respectively, and China commercial vehicle and automotive markets of $5.8 million and $2.3 million, respectively. In addition, Europe and Other net sales decreased $31.1 million due to unfavorable foreign currency translation.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to 2021 and our gross margin decreased to 19.4% in 2022 compared to 21.7% in 2021. Our material cost as a percentage of net sales increased by 4.8% to 61.8% in 2022 compared to 57.0% in 2021 primarily caused by costs associated with supply chain disruptions including spot purchases of electronic components and inflation. In 2022, cost of goods sold increased by $58.4 million, or 6.5% of net sales, due to semiconductor spot buy purchases that was offset by customer recoveries. The impact of these spot buy purchases reduced gross margin percent by 1.4%. Overhead as a percentage of net sales decreased by 1.9% to 14.2% for 2022 compared to 16.1% for 2021 primarily due to leverage of fixed costs from higher sales levels.
Our Control Devices segment gross margin decreased due to higher material costs associated with supply chain disruptions and inflation offset by negotiated price increases and lower restructuring and realignment costs of $1.5 million.
Our Electronics segment gross margin increased primarily due to increased contribution from higher sales levels and favorable negotiated pricing offset by higher material costs associated with supply chain disruptions including spot purchases of electronic components, adverse foreign exchange fluctuations and inflation.
Our Stoneridge Brazil segment gross margin as a percentage of sales was consistent with the prior year as adverse leverage of fixed costs from lower product sales was offset by favorable sales mix from a greater percentage of monitoring service fees.
Selling, General and Administrative (“SG&A”). SG&A expenses decreased by $9.3 million compared to 2021 due to favorable non-recurring 2022 commercial and legal settlements, lower wages, incentive compensation, legal fees and selling costs. In addition, compared to 2021, SG&A was favorably impacted by an unfavorable adjustment to the fair value of the Stoneridge Brazil earn-out consideration in 2021, lower business realignment and restructuring costs and Sarasota environmental remediation costs incurred in 2021. Offsetting these favorable items were the 2021 gain on disposal of the MSIL joint venture, the 2021 gain on disposal of the PM Sensor business and unfavorable net adjustments for Brazilian indirect tax credits.
Design and Development (“D&D”). D&D costs decreased by $0.9 million due to higher customer reimbursements for ongoing development activities in our Electronics segment of $8.3 million that were offset by increased spend for awarded business program launches and development of advanced technologies and systems in our Electronics, Control Devices and Stoneridge Brazil segments.
Operating Income (Loss). Operating income (loss) is summarized in the following table by reportable segment (in thousands):

Year ended December 31,	2022	2021	Dollar increase / (decrease)	Percent increase / (decrease)
Control Devices	$23,917	$54,933	$(31,016)	(56.5)%
Electronics	5,128	(12,502)	17,630	141.0%
Stoneridge Brazil	3,150	995	2,155	216.6%
Unallocated corporate	(29,260)	(28,015)	(1,245)	(4.4)%
Operating income (loss)	$2,935	$15,411	$(12,476)	(81.0)%
Our Control Devices segment operating income decreased due to the gain on sale of the Canton Facility of $30.7 million in 2021 and the gain on disposal of the PM sensor business of $1.1 million in 2021.
Our Electronics segment operating income increased from higher contribution from increased sales levels and lower SG&A and D&D costs from higher customer reimbursements.
Our Stoneridge Brazil segment operating income increased primarily due to lower SG&A expenses from the unfavorable adjustment to the fair value of the Stoneridge Brazil earn-out consideration in 2021 and lower selling costs offset by lower gross margin and unfavorable net adjustments for Brazilian indirect tax credits.
Our unallocated corporate operating loss increased due to the 2021 gain on disposal of the MSIL joint venture offset by lower business realignment.
Operating income (loss) by geographic location is summarized in the following table (in thousands):

Year ended December 31,	2022	2021	Dollar increase / (decrease)	Percent increase / (decrease)
North America	$(2,066)	$13,072	$(15,138)	(115.8)%
South America	3,150	995	2,155	216.6%
Europe and Other	1,851	1,344	507	37.7%
Operating income (loss)	$2,935	$15,411	$(12,476)	(81.0)%
Our North American operating income decreased due to the 2021 gains on the sale of the Canton Facility, the disposal of the MSIL joint venture and the PM Sensor business. and higher material costs from supply chain disruptions. Offsetting these gains were increased contribution from higher sales levels and 2022 non-recurring commercial and legal settlements. The increase in operating income in South America was primarily due to an unfavorable change in fair value of earn-out consideration adjustments of $2.1 million in 2021 and lower selling costs offset by lower contribution from lower sales levels and an unfavorable net adjustments for Brazilian indirect tax credits. Our operating results in Europe and Other increased slightly primarily due to higher contribution from increased sales levels and the favorable impact of negotiated pricing offset by higher costs from supply chain disruptions including spot purchases of electronic components net of recoveries and adverse foreign exchange fluctuations and inflation.
Interest Expense, net. Interest expense, net increased by $1.9 million compared to 2021 due to higher Credit Facility interest rates and $0.4 million related to the write-off of deferred financing fees as a result of Amendment No. 3 to the Credit Facility.
Equity in Loss (Earnings) of Investee. Equity loss (earnings) for Autotech were $0.8 million and $(1.9) million for the years ended December 31, 2022 and 2021. The decrease in Autotech earnings was due to unfavorable 2022 fair value adjustments to fund investments. Equity earnings for MSIL were $1.8 million for the year ended December 31, 2021. As discussed in Note 2 to the consolidated financial statements, the Company sold its equity interest in MSIL on December 30, 2021.
Other Expense, net. We record certain foreign currency transaction losses (gains) as a component of other income, net on the consolidated statement of operations. Other expense, net of $5.7 million, increased by $4.3 million in 2022 compared to other expense, net of $1.4 million for 2021 primarily due to foreign currency transaction losses in our Electronics, Control Devices and Stoneridge Brazil segments from the strengthening of the U.S. dollar.
Provision for Income Taxes. In 2022, income tax expense of $3.4 million was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and U.S. taxes on foreign earnings offset by tax credits and incentives. The effective tax rate of (31.4)% varies from the statutory tax rate primarily due to tax credits and incentives offset by the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions as well as U.S. tax on foreign earnings.
In 2021, income tax expense of $9.0 million was attributable to the gain on the sale of the Canton facility, the gain on the sale of the Company’s minority interest in MSIL, the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 72.6% was greater than the statutory tax rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions, the tax impact of the sale of the Company’s minority interest in MSIL, partially offset by tax incentives.

Year Ended December 31, 2021 Compared To Year Ended December 31, 2020
Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Year ended December 31,	2021		2020		Dollar increase / (decrease)
Net sales	$770,462	100.0%	$648,006	100.0%	$122,456
Costs and expenses:
Cost of goods sold	603,604	78.3	493,810	76.2	109,794
Selling, general and administrative	116,000	15.1	112,474	17.4	3,526
Gain on sale of Canton Facility, net	(30,718)	(4.0)	—	—	(30,718)
Design and development	66,165	8.6	49,386	7.6	16,779
Operating income (loss)	15,411	2.0	(7,664)	(1.2)	23,075
Interest expense, net	5,189	0.7	6,124	0.9	(935)
Equity in earnings of investee	(3,658)	(0.5)	(1,536)	(0.2)	(2,122)
Other expense (income), net	1,444	0.3	(1,528)	(0.2)	2,972
Income (loss) before income taxes	12,436	1.5	(10,724)	(1.7)	23,160
Provision (benefit) for income taxes	9,030	1.2	(2,774)	(0.4)	11,804
Net income (loss)	$3,406	0.3%	$(7,950)	(1.3)%	$11,356
Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

Year ended December 31,	2021		2020		Dollar increase / (decrease)	Percent increase /(decrease)
Control Devices	$355,775	46.1%	$342,576	52.9%	$13,199	3.9%
Electronics	357,910	46.5	257,767	39.7	100,143	38.9%
Stoneridge Brazil	56,777	7.4	47,663	7.4	9,114	19.1%
Total net sales	$770,462	100.0%	$648,006	100.0%	$122,456	18.9%
Our Control Devices segment net sales increased $13.2 million due to recovery from 2020 COVID-19 impacts in our North American automotive and agricultural vehicle markets of $23.4 million and $2.7 million, respectively, and an increase in our China automotive and commercial vehicle markets of $3.8 million and $0.4 million, respectively, as well as a favorable foreign currency translation of $3.2 million. These increases were partially offset by a decrease in volumes in our European automotive market of $16.7 million due to the exit of PM sensor production and a decrease in volumes in our North American commercial vehicle market of $4.3 million.
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
Net sales by geographic location are summarized in the following table (in thousands):

Year ended December 31,	2021		2020		Dollar increase	Percent increase
North America	$386,944	50.2%	$330,528	51.0%	$56,416	17.1%
South America	56,777	7.4	47,663	7.4	9,114	19.1%
Europe and Other	326,741	42.4	269,815	41.6	56,926	21.1%
Total net sales	$770,462	100.0%	$648,006	100.0%	$122,456	18.9%
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
Selling, General and Administrative. SG&A expenses increased by $3.5 million compared to 2020 due to a $5.3 million increase in net adjustments to the fair value of the Stoneridge Brazil earn-out consideration and higher professional service costs which were offset by lower incentive compensation costs and the 2021 gain on disposal of the PM sensor business of $1.1 million and the MSIL joint venture of $1.8 million.
Design and Development. D&D costs increased by $16.8 million mostly due to increased spend in our Electronics segment of $14.4 million comprised of higher consulting and prototype costs as well as lower customer reimbursements offset by higher capitalized software development costs for ongoing development activities for awarded business programs and development of advanced technologies and systems.
Operating Income (Loss). Operating income (loss) is summarized in the following table by reportable segment (in thousands):

Year ended December 31,	2021	2020	Dollar increase / (decrease)	Percent increase / (decrease)
Control Devices	$54,933	$22,072	$32,861	148.9%
Electronics	(12,502)	(3,672)	(8,830)	(240.5)%
Stoneridge Brazil	995	3,766	(2,771)	(73.6)%
Unallocated corporate	(28,015)	(29,830)	1,815	6.1%
Operating income (loss)	$15,411	$(7,664)	$23,075	301.1%
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

Operating income (loss) by geographic location is summarized in the following table (in thousands):

Year ended December 31,	2021	2020	Dollar increase / (decrease)	Percent increase / (decrease)
North America	$13,072	$(22,179)	$35,251	158.9%
South America	995	3,766	(2,771)	(73.6)%
Europe and Other	1,344	10,749	(9,405)	(87.5)%
Operating income (loss)	$15,411	$(7,664)	$23,075	301.1%
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
Liquidity and Capital Resources
Summary of Cash Flows for the years ended December 31, 2022 and 2021 (in thousands):

Year ended December 31,	2022	2021	Dollar increase / (decrease)
Net cash provided by (used for):
Operating activities	$6,806	$(36,248)	$43,054
Investing activities	(28,581)	28,041	(56,622)
Financing activities	(7,297)	22,876	(30,173)
Effect of exchange rate changes on cash and cash equivalents	(1,677)	(3,041)	1,364
Net change in cash and cash equivalents	$(30,749)	$11,628	$(42,377)
Cash provided by operating activities increased compared to 2021 primarily due to a reduction in cash used to fund working capital levels primarily for inventory due to supply chain disruptions and new product launches. Our receivable terms and collections rates have remained consistent between periods presented.

Net cash used for investing activities increased compared to the prior year due to 2021 proceeds from the sale of the Canton Facility, from the disposal of the MSIL joint venture and from the disposal of the PM sensor business as well as higher capital expenditures and capitalized software costs which were offset by 2022 proceeds from the settlement of the net investment hedges and lower investments in the Autotech Fund II.
Net cash used for financing activities increased compared to the prior year primarily due to lower Credit Facility net borrowings and the 2022 cash payment of Stoneridge Brazil earn-out consideration.
Summary of Cash Flows for the years ended December 31, 2021 and 2020 (in thousands):

Years ended December 31,	2021	2020	Dollar increase / (decrease)
Net cash provided by (used for):
Operating activities	$(36,248)	$28,641	$(64,889)
Investing activities	28,041	(33,885)	61,926
Financing activities	22,876	6,513	16,363
Effect of exchange rate changes on cash and cash equivalents	(3,041)	3,247	(6,288)
Net change in cash and cash equivalents	$11,628	$4,516	$7,112
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
Net cash used for financing activities increased compared to the prior year primarily due to higher Credit Facility net borrowings.
Summary of Future Cash Flows
The following table summarizes our future cash outflows resulting from financial contracts and commitments, as of December 31, 2022 (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Credit Facility	$167,802	$—	$167,802	$—	$—
Debt	1,450	1,450	—	—	—
Interest payments(A)	15,852	10,577	5,275	—	—
Operating leases	16,547	4,357	7,152	3,059	1,979
Total contractual obligations(B)	$201,651	$16,384	$180,229	$3,059	$1,979
(A)Includes estimated payments under the Company’s Credit Facility and other debt obligations using the most current interest rate and principal balance information available at December 31, 2022, extended through the end of the term.
(B)In December 2018, the Company entered into an agreement to make a $10.0 million investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten year life of the fund. The Company has contributed $8.1 million to the Autotech Fund II since December 2018.
Management will continue to focus on efficiently managing its weighted-average cost of capital and believes that cash flows from operations and the availability of funds from our Credit Facility provides sufficient liquidity to meet our future growth and operating needs.
As outlined in Note 5 to our consolidated financial statements, the Credit Facility permits borrowing up to a maximum level of $300.0 million, as amended on February 28, 2022, by Amendment No. 3 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 3”). This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through June 2024. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants that place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $167.8 million at December 31, 2022.
Due to the expected impact of the COVID-19 pandemic on the Company’s end-markets and the resulting expected financial impacts on the Company, on June 26, 2020, the Company entered into a Waiver and Amendment No. 1 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 1”). Amendment No. 1 provided for certain covenant relief and restrictions during the “Covenant Relief Period” (the period ending on the date that the Company delivered a compliance certificate for the quarter ending June 30, 2021). The Covenant Relief Period ended on August 14, 2021. During the Covenant Relief Period:
•the maximum net leverage ratio was suspended;
•the calculation of the minimum interest coverage ratio excluded second quarter 2020 financial results effective for the quarters ended September 30, 2020 through March 31, 2021;
•the minimum interest coverage ratio of 3.50 was reduced to 2.75 and 3.25 for the quarters ended December 31, 2020 and March 31, 2021, respectively;
•the Company’s liquidity could not be less than $150,000;
•the Company’s aggregate amount of cash and cash equivalents could not exceed $130,000;
•there were certain restrictions on Restricted Payments (as defined); and
•a Permitted Acquisition (as defined) could not be consummated unless otherwise approved in writing by the required lenders.
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
Due to the ongoing impacts of the COVID-19 pandemic and supply chain disruptions on the Company’s end-markets and the resulting financial impacts on the Company, on February 28, 2022, the Company entered into Amendment No. 3. Amendment No. 3 reduced the total revolving credit commitments from $400.0 million to $300.0 million and the maximum permitted amount of swing loans from $40.0 million to $30.0 million. Amendment No. 3 provides for certain financial covenant relief and additional covenant restrictions during the “Specified Period” (the period from February 28, 2022 until the date that the Company delivers a compliance certificate for the quarter ending March 31, 2023 in form and substance satisfactory to the administrative agent). During the Specified Period:
•the maximum net leverage ratio was changed to 4.00 to 1.00 for the year ended December 31, 2021, suspended for the quarters ending March 31, 2022 through September 30, 2022 and cannot exceed 4.75 to 1.00 for the quarter ended December 31, 2022 or 3.50 to 1.00 for the quarter ended March 31, 2023;
•the minimum interest coverage ratio of 3.50 was reduced to 2.50 for the quarter ended March 31, 2022, 2.25 for the quarter ended June 30, 2022 and 3.00 for the quarters ended September 30, 2022 and December 31, 2022;
•an additional condition to drawing on the Credit Facility has been added that restricts borrowings if the Company’s total of 100% of domestic and 65% of foreign cash and cash equivalents exceeds $70.0 million;
•there are certain additional restrictions on Restricted Payments (as defined); and
•a Permitted Acquisition (as defined) may not be consummated unless the net leverage ratio is below 3.50 to 1.00 during the Specified Period.
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
Due to continued supply chain disruptions and macroeconomic challenges on the Company’s end-markets and the resulting financial impacts on the Company, on March 1, 2023, the Company entered into Amendment No. 4. Amendment No. 4 provides for certain financial covenant relief and additional covenant restrictions during the “Amendment No. 4 Specified Period” (the period from March 1, 2023 until the date that the Company delivers a compliance certificate for the quarter ending September 30, 2023 in form and substance satisfactory to the administrative agent). During the Amendment No. 4 Specified Period:
•the maximum net leverage ratio was changed to 4.75 to 1.00 for the quarter ended March 31, 2023 and 4.25 to 1.00 for the quarter ended June 30, 2023;

•the minimum interest coverage ratio of 3.50 was reduced to 3.00 for the quarters ended March 31, 2023 and June 30, 2023;
•drawing on the Credit Facility continues to be restricted if the Company's total of 100% of domestic and 65% of foreign cash and cash equivalents exceeds $70.0 million;
•there continue to be certain additional restrictions on Restricted Payments (as defined); and
•consistent with Amendment No. 3, a Permitted Acquisition (as defined) may not be consummated unless the net leverage ratio is below 3.50 to 1.00 during the Amendment No. 4 Specified Period.
As a result of the amendments, the Company was in compliance with all covenants at December 31, 2022. The Company has not experienced a violation that would limit the Company’s ability to borrow under the Credit Facility, as amended and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance due to the adverse impact of supply chain disruptions and COVID-19 on the Company’s markets and general global demand. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.
Stoneridge Brazil maintained short-term loans used for working capital purposes during 2021 and 2020. There were no borrowings outstanding on these notes at December 31, 2022.
The Company’s wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $1.9 million and $2.2 million, at December 31, 2022 and 2021, respectively. At December 31, 2022, there were no borrowings outstanding on this overdraft credit line. At December 31, 2021, there was 19.0 million Swedish krona, or $2.1 million outstanding on this overdraft credit line. During the year ended December 31, 2022, the subsidiary borrowed 380.7 million Swedish krona, or $36.6 million, and repaid 399.6 million Swedish krona, or $38.4 million.
The Company’s wholly-owned subsidiary located in Suzhou, China, has lines of credit which allow up to a maximum borrowing level of 20.0 million Chinese yuan, or $2.9 million at December 31, 2022 and 50.0 million Chinese yuan, or $7.9 million at December 31, 2021. At December 31, 2022 and 2021 there was $1.5 million and $3.1 million, respectively, in borrowings outstanding recorded within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60.0 million Chinese yuan, or $8.7 million, at December 31, 2022 and 15.0 million Chinese yuan, or $2.4 million at December 31, 2021. There was $2.0 million and $2.2 million utilized on the Suzhou bank acceptance draft line of credit at December 31, 2022 and 2021, respectively.
On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter sensor product line. The costs for the PM Sensor Exit include employee severance and termination costs and other related costs including supplier settlements. Non-cash charges included impairment and accelerated depreciation of fixed assets associated with PM sensor production. We recognized $0.0 million and $2.4 million of expense as a result of this initiative during 2022 and 2021, respectively. The only remaining costs relate to potential commercial settlements and legal fees which we continue to negotiate. The estimated additional costs related to these settlements and fees is up to $4.2 million.
In January 2019, the Company committed to a restructuring plan that resulted in the closure of its Canton Facility as of March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations. The costs for the Canton Restructuring included employee severance and termination costs, contract termination costs, professional fees and other related costs such as moving and set-up costs for equipment and costs to restore the engineering function previously located at the Canton Facility. We recognized expense as a result of these actions during the years ended December 31, 2022 and 2021 of $0.0 million and less than $0.1 million, respectively. During the third quarter of 2020, we leased the Canton facility to a third party. On June 17, 2021, we sold the Canton Facility for net proceeds of $35.2 million and a net gain of $30.7 million.
On October 26, 2018, the Company announced a Board of Directors approved share repurchase program authorizing Stoneridge to repurchase up to $50.0 million of our Common Shares. Thereafter, on May 7, 2019, we announced that the Company had entered into an accelerated share repurchase agreement with Citibank N.A. to repurchase an aggregate of $50.0 million of our Common Shares. Pursuant to the accelerated share repurchase agreement we made an upfront payment of $50.0 million and received an initial delivery of 1,349,528 Common Shares which became treasury shares. On February 25, 2020, Citibank N.A. terminated early its commitment pursuant to the accelerated share repurchase agreement and delivered to the Company, 364,604 Common Shares representing the final settlement of the Company’s repurchase program which became treasury shares.
On February 24, 2020, the Board of Directors authorized a new repurchase program for $50.0 million of our Common Shares over an 18 month period. The repurchases could be made from time to time in either open market transactions or in privately negotiated transactions. Repurchases could also have been made under rule 10b-18, which permits Common Shares to be repurchased through pre-determined criteria. The timing, volume and nature of repurchases of Common Shares was at the discretion of management, dependent on market conditions, other priorities of cash investment, applicable securities laws and other factors. This Common Share repurchase program authorization did not obligate the Company to acquire any particular amount of its Common Shares, and it could have been suspended or discontinued at any time. For the quarter ended March 31, 2020, the Company repurchased 242,634 Common Shares for $5.0 million in accordance with this repurchase program authorization. In April 2020, the Company announced that it was temporarily suspending the previously announced share repurchase program in response to uncertainty surrounding the duration and magnitude of the impact of COVID-19. This repurchase program authorization expired during the third quarter of 2021 and no additional shares were repurchased.
In January 2020, Stoneridge Brazil paid dividends to former noncontrolling interest holders of Brazilian real (“R$”) 24.2 million ($6.0 million). The dividends payable balance included R$3.7 million ($1.0 million) in monetary correction for the year ended December 31, 2019 based on the Brazilian National Extended Consumer Price inflation index.
In December 2018, the Company entered into an agreement to make a $10.0 million investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. As of December 31 2022, the Company’s cumulative investment in the Autotech Fund II was $8.1 million. The Company contributed $1.0 million and $3.2 million, net to the Autotech Fund II during the years ended December 31, 2022 and 2021, respectively.
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
At December 31, 2022, we had a cash and cash equivalents balance of approximately $54.8 million, of which 91.4% was held in foreign locations. The Company has approximately $132.2 million of undrawn commitments under the Credit Facility as of December 31, 2022, which results in total undrawn commitments and cash balances of more than $185.4 million. However, despite the March 1, 2023 amendment, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance.
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
Income Taxes. Deferred income taxes are provided for temporary differences between the amount of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations. Our deferred tax assets include, among other items, net operating loss carryforwards and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Our U.S. state and foreign net operating losses expire at various times or have indefinite expiration dates. Our U.S. federal general business credits, if unused, begin to expire in 2026, and the state and foreign tax credits expire at various times.
Accounting standards require that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and in making this evaluation, the Company considers available positive and negative evidence, including the potential to carryback net operating losses and credits, the future release of certain taxable temporary differences, actual and forecasted results, and tax planning strategies that are both prudent and feasible. Certain deferred tax assets are dependent on future taxable income to be realized. Risk factors include U.S. and foreign economic conditions that affect the automotive and commercial vehicle markets of which the Company has significant operations.
The Company has recognized deferred taxes related to foreign withholding taxes and the expected foreign currency impact upon repatriation from foreign subsidiaries not considered indefinitely reinvested.
The Company has made an accounting policy election to reflect the impact of global intangible low-taxed income (“GILTI”) taxes, if any, as a current period tax expense when incurred.
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
Recently Issued Accounting Standards Not Yet Adopted as of December 31, 2021
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance in ASU 2020-04 provides temporary optional expedient and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”) (also known as the “reference rate reform”). The guidance allows companies to elect not to apply certain modification accounting requirements to contracts affected by the reference rate reform, if certain criteria are met. The guidance will also allow companies to elect various optional expedients which would allow them to continue to apply hedge accounting for hedging relationships affected by the reference rate reform, if certain criteria are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. As of December 31, 2022, the Company has not yet had contracts modified due to rate reform.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rates
We are exposed to interest rate risk primarily from the effects of changes in interest rates. At December 31, 2022, approximately 99.1% of our outstanding debt was floating-rate and 0.9% was fixed-rate. We estimate that a 1.0% change in the interest costs of our floating-rate debt outstanding as of December 31, 2022 would change interest expense on an annual basis by approximately $1.7 million.
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
We estimate that a 10.0% unidirectional change in currency exchange rates relative to the U.S dollar would have changed our income before income taxes for the year ended December 31, 2022 by approximately $0.4 million.
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stoneridge, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Product warranty and recall reserves

Description of the Matter	The Company's reserves for product warranty and recall totaled $13.5 million at December 31, 2022. As described in Note 2 to the consolidated financial statements, the Company's reserve for product warranty and recall is based on several factors, including the historical trends of units sold and claim payment amounts, combined with the Company’s current understanding of existing warranty and recall claims. The warranty liability requires a forecast of the resolution of existing claims as well as expected future claims on products previously sold.

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
Detroit, MI
March 2, 2023

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, (in thousands)	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$54,798	$85,547
Accounts receivable, less reserves of $962 and $1,443, respectively	158,155	150,388
Inventories, net	152,580	138,115
Prepaid expenses and other current assets	44,018	36,774
Total current assets	409,551	410,824
Long-term assets:
Property, plant and equipment, net	104,643	107,901
Intangible assets, net	45,508	49,863
Goodwill	34,225	36,387
Operating lease right-of-use asset	13,762	18,343
Investments and other long-term assets, net	44,416	42,081
Total long-term assets	242,554	254,575
Total assets	$652,105	$665,399

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$1,450	$5,248
Accounts payable	110,202	97,679
Accrued expenses and other current liabilities	66,040	70,139
Total current liabilities	177,692	173,066
Long-term liabilities:
Revolving credit facility	167,802	163,957
Deferred income taxes	8,498	10,706
Operating lease long-term liability	10,594	14,912
Other long-term liabilities	6,577	6,808
Total long-term liabilities	193,471	196,383
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	—	—
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,341 and 27,191 shares outstanding at December 31, 2022 and December 31, 2021, respectively, with no stated value	—	—
Additional paid-in capital	232,758	232,490
Common Shares held in treasury, 1,625 and 1,775 shares at December 31, 2022 and December 31, 2021, respectively, at cost	(50,366)	(55,264)
Retained earnings	201,692	215,748
Accumulated other comprehensive loss	(103,142)	(97,024)
Total shareholders' equity	280,942	295,950
Total liabilities and shareholders' equity	$652,105	$665,399
The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31, (in thousands, except per share data)	2022	2021	2020

Net sales	$899,923	$770,462	$648,006
Costs and expenses:
Cost of goods sold	724,997	603,604	493,810
Selling, general and administrative	106,695	116,000	112,474
Gain on sale of Canton Facility, net	—	(30,718)	—
Design and development	65,296	66,165	49,386
Operating income (loss)	2,935	15,411	(7,664)
Interest expense, net	7,097	5,189	6,124
Equity in loss (earnings) of investee	823	(3,658)	(1,536)
Other expense (income), net	5,711	1,444	(1,528)
(Loss) income before income taxes	(10,696)	12,436	(10,724)
Provision (benefit) for income taxes	3,360	9,030	(2,774)
Net (loss) income	$(14,056)	$3,406	$(7,950)

(Loss) earnings per share:
Basic	$(0.52)	$0.13	$(0.29)
Diluted	$(0.52)	$0.12	$(0.29)

Weighted-average shares outstanding:
Basic	27,258	27,114	27,025
Diluted	27,258	27,416	27,025
The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Year ended December 31, (in thousands)	2022	2021	2020

Net (loss) income	$(14,056)	$3,406	$(7,950)

Other comprehensive (loss) income, net of tax:
Foreign currency translation (1)	(6,171)	(8,408)	2,677
Unrealized gain (loss) on derivatives (2)	53	1,019	(840)
Other comprehensive (loss) income, net of tax	(6,118)	(7,389)	1,837

Comprehensive loss	$(20,174)	$(3,983)	$(6,113)
_____________________________
(1)Net of tax expense of $514 and $267 for the years ended December 31, 2022 and 2021, respectively.
(2)Net of tax expense (benefit) of $14, $271 and $(223) for the years ended December 31, 2022, 2021 and 2020, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31, (in thousands)	2022	2021	2020

OPERATING ACTIVITIES:
Net (loss) income	$(14,056)	$3,406	$(7,950)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	26,687	27,823	27,309
Amortization, including accretion and write-off of deferred financing costs	8,055	6,648	5,926
Deferred income taxes	(5,110)	(511)	(7,953)
Loss (earnings) of equity method investee	823	(3,658)	(1,536)
(Gain) loss on sale of fixed assets	(241)	(165)	185
Share-based compensation expense	5,942	5,960	5,888
Excess tax deficiency (benefit) related to share-based compensation expense	543	(563)	(46)
Gain on sale of Canton Facility, net	—	(30,718)	—
Gain on disposal of business and joint venture, net	—	(2,942)	—
Property, plant and equipment impairment charge	33	—	2,349
Change in fair value of earn-out contingent consideration	—	2,065	(3,196)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,161)	(17,019)	4,164
Inventories, net	(20,127)	(51,270)	4,000
Prepaid expenses and other assets	(5,159)	(5,116)	1,342
Accounts payable	18,489	16,515	3,642
Accrued expenses and other liabilities	4,088	13,297	(5,483)
Net cash provided by (used for) operating activities	6,806	(36,248)	28,641

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(31,609)	(27,031)	(32,462)
Proceeds from sale of fixed assets	158	268	127
Proceeds from settlement of net investment hedges	3,820	—	—
Proceeds from disposal of business, net	—	1,837	—
Proceeds from disposal of joint venture, net	—	20,999	—
Proceeds from sale of Canton Facility, net	—	35,167	—
Investment in venture capital fund, net	(950)	(3,199)	(1,550)
Net cash (used for) provided by investing activities	(28,581)	28,041	(33,885)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	21,562	91,913	71,500
Revolving credit facility payments	(18,000)	(64,000)	(61,500)
Proceeds from issuance of debt	38,940	45,753	41,104
Repayments of debt	(42,732)	(48,125)	(37,823)
Earn-out consideration cash payment	(6,276)	—	—
Common Share repurchase program	—	—	(4,995)
Repurchase of Common Shares to satisfy employee tax withholding	(791)	(2,665)	(1,773)
Net cash (used for) provided by financing activities	(7,297)	22,876	6,513

Effect of exchange rate changes on cash and cash equivalents	(1,677)	(3,041)	3,247
Net change in cash and cash equivalents	(30,749)	11,628	4,516
Cash and cash equivalents at beginning of period	85,547	73,919	69,403

Cash and cash equivalents at end of period	$54,798	$85,547	$73,919

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,293	$6,055	$5,620
Cash paid for income taxes, net	$6,178	$11,267	$(254)

Supplemental disclosure of non-cash activities:
Adoption of ASU 2019-12 (Note 2)	$—	$—	$13,750
The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	Number of Common Shares outstanding	Number of treasury shares	Additional paid-in capital	Common Shares held in treasury	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
BALANCE , DECEMBER 31, 2019	27,408	1,558	$225,607	$(50,773)	$206,542	$(91,472)	$289,904
Net loss	—	—	—	—	(7,950)	—	(7,950)
Unrealized loss on derivatives, net	—	—	—	—	—	(840)	(840)
Currency translation adjustments	—	—	—	—	—	2,677	2,677
Issuance of Common Shares	285	(285)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(80)	80	—	5,286	—	—	5,286
Common Share repurchase program	(607)	607	10,000	(14,995)	—	—	(4,995)
Share-based compensation, net	—	—	(1,198)	—	—	—	(1,198)
Adoption of ASU 2019-12 (Note 2)	—	—	—	—	13,750	—	13,750
BALANCE DECEMBER 31, 2020	27,006	1,960	$234,409	$(60,482)	$212,342	$(89,635)	$296,634

Net income	—	—	$—	$—	$3,406	$—	$3,406
Unrealized gain on derivatives, net	—	—	—	—	—	1,019	1,019
Currency translation adjustments	—	—	—	—	—	(8,408)	(8,408)
Issuance of Common Shares	265	(265)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(80)	80	—	5,218	—	—	5,218
Share-based compensation, net	—	—	(1,919)	—	—	—	(1,919)
BALANCE DECEMBER 31, 2021	27,191	1,775	$232,490	$(55,264)	$215,748	$(97,024)	$295,950

Net loss	—	—	$—	$—	$(14,056)	$—	$(14,056)
Unrealized gain on derivatives, net	—	—	—	—	—	53	53
Currency translation adjustments	—	—	—	—	—	(6,171)	(6,171)
Issuance of Common Shares	193	(193)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(43)	43	—	4,898	—	—	4,898
Share-based compensation, net	—	—	268	—	—	—	268
BALANCE DECEMBER 31, 2022	27,341	1,625	$232,758	$(50,366)	$201,692	$(103,142)	$280,942
The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

1. Organization and Nature of Business
Stoneridge, Inc. and its subsidiaries are global designers and manufacturers of highly engineered electrical and electronic systems, components and modules for the automotive, commercial, off-highway and agricultural vehicle markets.
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
Prior to the sale of our investment in Minda Stoneridge Instruments Ltd. (“MSIL”) on December 30, 2021, the Company accounted for its 49% ownership in MSIL under the equity method of accounting.
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
Accounts Receivable and Concentration of Credit Risk
Revenues are principally generated from the automotive, commercial, off-highway and agricultural vehicle markets. The Company’s largest customers are PACCAR and Volvo, primarily related to the Electronics reportable segment and accounted for the following percentages of consolidated net sales:

	2022	2021	2020
PACCAR	15%	6%	4%
Volvo	11%	9%	8%
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

December 31	2022	2021
Raw materials	$121,983	$107,034
Work-in-progress	7,812	9,755
Finished goods	22,785	21,326
Total inventories, net	$152,580	$138,115
Inventory valued using the FIFO method was $139,996 and $127,939 at December 31, 2022 and 2021, respectively. Inventory valued using the average cost method was $12,584 and $10,176 at December 31, 2022 and 2021, respectively.
Long Term Supply Commitment
In 2022, the Company entered into a long term supply agreement with a supplier for the purchase of certain electronic semiconductor components through December 31, 2026. Pursuant to the agreement, the Company paid a $1,000 capacity deposit in 2022 and is obligated to pay an additional $1,000 capacity deposit in 2023. The capacity deposit is recognized in prepaid and other current assets on our consolidated balance sheet. This long term supply agreement requires the Company to purchase minimum annual volumes while requiring the supplier to sell these components at a fixed price. The Company purchased $1,174 of these components during the year ended December 31, 2022. The Company is required to purchase $5,871, $7,828, $10,764 and $10,764 of components in each of the years 2023 through 2026, respectively.
Pre-production Costs Related to Long-term Supply Arrangements
Engineering, research and development and other design and development costs for products sold on long-term supply arrangements are expensed as incurred unless the Company has a contractual guarantee for reimbursement from the customer which are capitalized as pre-production costs. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company either has title to the assets or has the noncancelable right to use the assets during the term of the supply arrangement are capitalized in property, plant and equipment and amortized to cost of sales over the shorter of the term of the arrangement or over the estimated useful lives of the assets, typically three to seven years. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company has a contractual guarantee to a lump sum reimbursement from the customer are capitalized either as a component of prepaid expenses and other current assets or an investment and other long-term assets, net within the consolidated balance sheets. Capitalized pre-production costs were $19,539 and $16,292 at December 31, 2022 and 2021, respectively, and were recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets.
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
On March 8, 2021 the Company’s Control Devices segment recognized net sales and cost of goods sold ("COGS") of $971 and $898, respectively, for the one-time sale of Gen 1 inventory and a gain on disposal of $740 for the sale of Gen 1 fixed assets less transaction costs of $60 within selling, general and administrative ("SG&A") during the three months ended March 31, 2021.
Pursuant to the contract manufacturing agreement, the Company produced and sold PM sensor Gen 1 finished goods inventory to SMP for net sales of $8,042 in the year ended December 31, 2021. In addition, the Company received $308 and

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
$783 for services provided pursuant to the transition services agreement which were recognized as a reduction in SG&A for the years ended December 31, 2022 and 2021, respectively.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost and consist of the following:

December 31	2022	2021
Land and land improvements	$3,030	$3,064
Buildings and improvements	29,703	28,842
Machinery and equipment	247,237	249,365
Office furniture and fixtures	9,100	8,701
Tooling	42,950	41,391
Information technology	32,584	30,454
Vehicles	783	741
Leasehold improvements	5,199	5,592
Construction in progress	20,676	12,584
Total property, plant, and equipment	391,262	380,734
Less: accumulated depreciation	(286,619)	(272,833)
Property, plant and equipment, net	$104,643	$107,901

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $26,687, $27,823 and $27,309, respectively. Depreciable lives within each property classification are as follows:

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
Goodwill was $34,225 and $36,387 at December 31, 2022 and 2021, respectively, all of which relates to the Electronics segment. Goodwill is not amortized, but instead is tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired, by applying a fair value-based test. In conducting our annual impairment assessment testing, we first perform a qualitative assessment of whether it is

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if we elect not to perform a qualitative assessment of a reporting unit, we then compare the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.
The Company utilizes an income statement approach to estimate the fair value of a reporting unit and a market valuation approach to further support this analysis. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based on the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using internally developed forecasts, as well as commercial and discount rate assumptions. The discount rate used is the value-weighted average of our estimated cost of equity and of debt (“cost of capital”) derived using both known and estimated customary market metrics. Our weighted average cost of capital is adjusted to reflect a risk factor, if necessary. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, we believe that the income statement approach provides a reasonable estimate of the fair value of a reporting unit. The market valuation approach is used to further support our analysis. There was no impairment of goodwill for the years ended December 31, 2022, 2021 or 2020.
Goodwill and changes in the carrying amount of goodwill for the Electronics segment for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Balance at January 1	$36,387	$39,104
Currency translation	(2,162)	(2,717)
Balance at December 31	$34,225	$36,387
The Company’s cumulative goodwill impairment loss since inception was $300,083 at December 31, 2022 and 2021, which includes Stoneridge Brazil’s goodwill impairment in 2014 and goodwill impairment recorded by the Company’s Control Devices segment in 2008 and 2004.
Other Intangible Assets
Other intangible assets, net at December 31, 2022 and 2021 consisted of the following:

As of December 31, 2022	Acquisition cost	Accumulated amortization	Net
Customer lists	$44,394	$(23,355)	$21,039
Tradenames	16,430	(7,761)	8,669
Technology and patents	12,921	(10,100)	2,821
Capitalized software development	15,591	(2,612)	12,979
Total	$89,336	$(43,828)	$45,508

As of December 31, 2021	Acquisition cost	Accumulated amortization	Net
Customer lists	$45,000	$(20,240)	$24,760
Tradenames	16,016	(6,655)	9,361
Technology and patents	12,855	(8,922)	3,933
Capitalized software development	12,433	(624)	11,809
Total	$86,304	$(36,441)	$49,863
Other intangible assets, net at December 31, 2022 for customer lists, tradenames, technology and patents, and capitalized software development include $16,521, $3,589, $575 and $10,218, respectively, related to the Electronics segment. Customer lists, tradenames and technology of $4,518, $5,080 and $2,173, respectively, related to the Stoneridge Brazil segment at December 31, 2022. Capitalized software development and patents of $2,761 and $73, respectively, related to the Control Devices segment at December 31, 2022.

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
The Company recognized $7,003, $6,006 and $5,420 of amortization expense related to intangible assets in 2022, 2021 and 2020, respectively. Amortization expense is included as a component of COGS, SG&A and design and development ("D&D") on the consolidated statements of operations. Annual amortization expense for intangible assets is estimated to be approximately $8,000 for the year 2023 and approximately $7,600 for the years 2024 through 2027. The weighted-average remaining amortization period is approximately 7 years.
There were no intangible impairment charges for the years ended December 31, 2022, 2021 or 2020.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

As of December 31	2022	2021
Compensation related liabilities	$19,015	$18,716
Product warranty and recall obligations	9,040	6,752
Other (A)	37,985	44,671
Total accrued expenses and other current liabilities	$66,040	$70,139
_____________________________
(A)“Other” is comprised of miscellaneous accruals, none of which individually contributed a significant portion of the total.
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
Deferred tax assets are recognized to the extent that these assets are more likely than not to be realized (See Note 6). In making such a determination, the Company considers all available positive and negative evidence, including future release of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. Certain deferred tax assets are dependent on future taxable income to be realized. Release of some or all of a valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.
The Company’s policy is to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. The Company adjusts this liability in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or more information becomes available.
The Company has made an accounting policy election to reflect global intangible low-taxed income (“GILTI”) taxes, if any, as a current period tax expense when incurred.
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
Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction with the resulting adjustments included on the consolidated statements of operations within other expense (income), net. These foreign currency transaction losses (gains), including the impact of hedging activities, were $5,534, $2,037 and $(997) for the years ended December 31, 2022, 2021 and 2020, respectively.

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
Product Warranty and Recall Reserves
Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims, forecasts of the resolution of existing claims, expected future claims on products sold and commercial discussions with our customers. The key factors in our estimate are the warranty period and the customer source. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets. Product warranty and recall includes $4,437 and $3,094 of a long-term liability at December 31, 2022 and 2021, respectively, which is included as a component of other long-term liabilities on the consolidated balance sheets.
The following provides a reconciliation of changes in the product warranty and recall reserve:

Year ended December 31,	2022	2021
Product warranty and recall at beginning of period	$9,846	$12,691
Accruals for warranties established during period	9,917	7,037
Aggregate changes in pre-existing liabilities due to claim developments	1,502	201
Settlements made during the period	(7,351)	(9,647)
Foreign currency translation	(437)	(436)
Product warranty and recall at end of period	$13,477	$9,846
Design and Development Costs
Expenses associated with the development of new products, and changes to existing products, other than capitalized software development costs, are charged to expense as incurred, and are included in the Company’s consolidated statements of operations as a separate component of costs and expenses. These product development costs amounted to $65,296, $66,165 and $49,386 for the years ended December 31, 2022, 2021 and 2020, respectively, or 7.3%, 8.6% and 7.6% of net sales for these respective periods.
Research and Development Activities
The Company enters into research and development contracts with certain customers, which generally provide for reimbursement of costs. The Company incurred and was reimbursed for contracted research and development costs of $23,784, $15,849 and $19,302 for the years ended December 31, 2022, 2021 and 2020, respectively.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Share-Based Compensation
At December 31, 2022, the Company had two types of share-based compensation plans: (1) 2016 Long-Term Incentive Plan for employees and (2) the 2018 Amended and Restated Directors’ Restricted Shares Plan, for non-employee directors. See Note 8 for additional details on share-based compensation plans.
Total compensation expense recognized as a component of SG&A expense on the consolidated statements of operations for share-based compensation arrangements was $5,942, $5,960 and $5,888 for the years ended December 31, 2022, 2021 and 2020, respectively. There was no share-based compensation expense capitalized in inventory during 2022, 2021 or 2020. Share-based compensation expense is calculated using estimated volatility and forfeitures based on historical data, future expectations and the expected term of the share-based compensation awards.
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
(Loss) Earnings Per Share
Basic (loss) earnings per share was computed by dividing net (loss) income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net (loss) income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 232,458 and 372,937 for the years ended December 31, 2022 and December 31, 2020, respectively, were excluded from diluted loss per share because the effect would have been anti-dilutive.
Actual weighted-average Common Shares outstanding used in calculating basic and diluted net (loss) income per share were as follows:

Year ended December 31,	2022	2021	2020
Basic weighted-average Common Shares outstanding	27,258,456	27,114,359	27,024,571
Effect of dilutive shares	—	301,175	—
Diluted weighted-average Common Shares outstanding	27,258,456	27,415,534	27,024,571
There were 767,593, 580,116 and 752,784 performance-based right to receive Common Shares outstanding at December 31, 2022, 2021 and 2020. These performance-based restricted and right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the year were the end of the contingency period.
Deferred Financing Costs, net
Deferred financing costs are amortized over the life of the related financial instrument using the straight-line method, which approximates the effective interest method. Deferred financing cost amortization and debt discount accretion, for the years ended December 31, 2022, 2021 and 2020 was $1,051, $643 and $506, respectively, and is included as a component of interest expense, net in the consolidated statements of operations. In 2020, the Company capitalized $1,086 of deferred financing costs as a result of entering into Amendment No. 1 to the Credit Facility. In 2022, the Company capitalized $484 of deferred financing costs as a result of entering into Amendment No. 3 to the Credit Facility. In connection with Amendment No. 3, the Company wrote off a portion of the previously recorded deferred financing costs of $365 in interest expense, net during the year ended December 31, 2022. See Note 5 to the consolidated financial statements for additional details regarding the Credit Facility and related deferred financing costs. The Company has elected to continue to present deferred financing costs within long-term assets in the Company’s consolidated balance sheets. Deferred financing costs, net, were $996 and $1,563, as of December 31, 2022 and 2021, respectively.

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
On February 25, 2020, the Bank notified the Company that it terminated early its commitment pursuant the ASR Agreement and would deliver 364,604 Common Shares on February 27, 2020 based on the volume weighted average price of our Common Shares during the term set forth in the ASR Agreement. The Bank’s notice of early termination and the subsequent delivery of Common Shares represented the final settlement of the Company’s share repurchase program pursuant to the accelerated share repurchase agreement. These Common Shares became treasury shares and were recorded as a $10,000 reduction to shareholders’ equity as Common Shares held in treasury with the offset of $10,000 to additional paid-in capital.
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
On March 3, 2020, under the new repurchase program the Company entered into a 10b-18 Agreement Letter (the “10b-18 Agreement”), with the Bank to purchase Company Common Shares, under purchasing conditions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (“Rule 10b-18”), for up to $5,000. Under the terms of the 10b-18 Agreement, commencing March 3, 2020 and ending March 6, 2020, the Company received delivery of a total of 242,634 Company Common Shares for the amount of $4,995. These Common Shares became treasury shares and were recorded as a $4,995 reduction to shareholders’ equity as Common Shares held in treasury. In April 2020, the Company announced that it was temporarily suspending the share repurchase program in response to uncertainty surrounding the duration and magnitude of the impact of COVID-19. This repurchase program authorization expired during the third quarter of 2021 and no additional shares were repurchased.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the years ended December 31, 2022 and 2021 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at January 1, 2022	$(97,203)	$179	$(97,024)
Other comprehensive (loss) income before reclassifications	(6,171)	1,816	(4,355)
Amounts reclassified from accumulated other comprehensive loss	—	(1,763)	(1,763)
Net other comprehensive (loss) income, net of tax	(6,171)	53	(6,118)
Balance at December 31, 2022	$(103,374)	$232	$(103,142)

Balance at January 1, 2021	$(88,795)	$(840)	$(89,635)
Other comprehensive (loss) income before reclassifications	(8,408)	859	(7,549)
Amounts reclassified from accumulated other comprehensive loss	—	160	160
Net other comprehensive (loss) income, net of tax	(8,408)	1,019	(7,389)
Balance at December 31, 2021	$(97,203)	$179	$(97,024)
Reclassifications
Certain prior period amounts have been reclassified to conform to their 2022 presentation in the consolidated financial statements.
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
Recently Issued Accounting Standards Not Yet Adopted as of December 31, 2022
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance in ASU 2020-04 provides temporary optional expedient and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”) (also known as the “reference rate reform”). The guidance allows companies to elect not to apply certain modification accounting requirements to contracts affected by the reference rate reform, if certain criteria are met. The guidance will also allow companies to elect various optional expedients which would allow them to continue to apply hedge accounting for hedging relationships affected by the reference rate reform, if certain criteria are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. As of December 31, 2022, the Company has not yet had contracts modified due to rate reform.
3. Revenue
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our products and services, which is usually when the parts are shipped or delivered to the customer’s premises. Revenue is measured as the amount of consideration we expect to receive in exchange for

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
transferring goods or providing services. The transaction price will include estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. Incidental items that are not significant in the context of the contract are recognized as expense. The expected costs associated with our base warranties are recognized as expense when the products are sold. Customer returns only occur if products do not meet the specifications of the contract and are not connected to any repurchase obligations of the Company.
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
Electronics. Our Electronics segment designs and manufactures driver information systems, vision and safety systems, connectivity and compliance products and electronic control units. These products are sold principally to the commercial vehicle market primarily through our OEM and aftermarket channels in the European, North American and Asia Pacific regions. The vision and safety systems are sold principally to the commercial vehicle and off-highway vehicle markets in the European and North American regions.
Stoneridge Brazil. Our Stoneridge Brazil segment (“SRB”) primarily serves the South American region and specializes in the design, manufacture and sale of vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories, in-vehicle audio and infotainment devices, driver information systems and telematics solutions. Stoneridge Brazil sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services, directly to OEMs and through mass merchandisers. In addition, monitoring services and tracking devices are sold directly to corporate customers and individual consumers.
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the periods ended December 31, 2022, 2021 and 2020:

	Control Devices			Electronics			Stoneridge Brazil			Consolidated
Year ended December 31,	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net Sales:
North America	$291,808	$282,525	$261,967	$153,120	$104,419	$68,561	$—	$—	$—	$444,928	$386,944	$330,528
South America	—	—	—	—	—	—	52,230	56,777	47,663	52,230	56,777	47,663
Europe	—	12,681	29,679	347,129	248,468	184,579	—	—	—	347,129	261,149	214,258
Asia Pacific	50,788	60,569	50,930	4,848	5,023	4,627	—	—	—	55,636	65,592	55,557
Total net sales	$342,596	$355,775	$342,576	$505,097	$357,910	$257,767	$52,230	$56,777	$47,663	$899,923	$770,462	$648,006
(1)Company sales based on geographic location are where the sale originates not where the customer is located.
Performance Obligations
For OEM and Tier 1 supplier customers, the Company typically enters into contracts to provide serial production parts that consist of a set of documents including, but not limited to, an award letter, master purchase agreement and master terms and conditions. For each production product, the Company enters into separate purchase orders that contain the product specifications and an agreed-upon price. The performance obligation does not exist until a customer release is received for a specific number of parts. The majority of the parts sold to OEM and Tier 1 supplier customers are customized to the specific customer, with the exception of camera monitoring systems (“CMS”) sold through our aftermarket channel that are common across all customers. The transaction price is equal to the contracted price per part and there is no expectation of material variable consideration in the transaction price. For most customer contracts, the Company does not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer; therefore, the Company recognizes revenue at the point in time it satisfies a performance obligation by transferring control of a part to the customer. Certain customer contracts contain an enforceable right to payment if the customer terminates the contract for convenience and therefore are recognized over time using the cost to complete input method.

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
Contract Balances
The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of December 31, 2022 or 2021.
4. Investments
Minda Stoneridge Instruments Ltd.
The Company had a 49% equity interest in MSIL, a company based in India that manufactures electronics, instrumentation equipment and sensors primarily for the motorcycle, commercial vehicle and automotive markets. As discussed in Note 2, the Company sold its equity interest in MSIL on December 30, 2021. The investment was accounted for under the equity method of accounting. The Company’s investment in MSIL, recorded as a component of investments and other long-term assets, net on the consolidated balance sheet as of December 31, 2020 was $13,547. Equity in earnings of MSIL included in the consolidated statements of operations were $1,776 and $1,477 for the years ended December 31, 2021 and 2020, respectively.
PST Eletrônica Ltda.
The Company had a 74% controlling interest in Stoneridge Brazil from December 31, 2011 through May 15, 2017. On May 16, 2017, the Company acquired the remaining 26% noncontrolling interest in Stoneridge Brazil. As part of the acquisition agreement, the Company was required to pay additional earn-out consideration based on Stoneridge Brazil’s financial performance in 2021. The final earn-out consideration of $8,272 was paid in the second quarter of 2022. See Note 10 for the fair value and foreign currency adjustments of the earn-out consideration for the current and prior periods.
Stoneridge Brazil had dividends payable to former noncontrolling interest holders of Brazilian real (“R$”) 24,154 ($6,010) as of December 31, 2019. These dividends were paid in January 2020.
Other Investments
In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten year life of the fund. The Company contributed $950 to the Autotech Fund II during the year ended December 31, 2022. The Company contributed $3,450 to and received $251 in distributions from the Autotech Fund II during the year ended December 31, 2021. The Company has a 6.5% interest in Autotech Fund II. The Company recognized loss (earnings) of $823, $(1,882) and $(59) during the years ended December 31, 2022, 2021 and 2020, respectively. The Autotech Fund II investment recorded in investments and other long-term assets, net in the consolidated balance sheets was $8,644 and $8,517 as of December 31, 2022 and 2021, respectively.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
5. Debt

	December 31, 2022	December 31, 2021	Interest rates at December 31, 2022	Maturity
Revolving Credit Facility
Credit Facility	$167,802	$163,957	6.29%	June 2024

Debt
Sweden short-term credit line	—	2,099
Suzhou short-term credit line	1,450	3,149	3.70%	June 2023
Total debt	1,450	5,248
Less: current portion	(1,450)	(5,248)
Total long-term debt, net	$—	$—
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
Due to the expected impact of the COVID-19 pandemic on the Company’s end-markets and the resulting expected financial impacts to the Company, on June 26, 2020, the Company entered into a Waiver and Amendment No. 1 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 1”). Amendment No. 1 provided for certain covenant relief and restrictions during the “Covenant Relief Period” (the period ending on the date that the Company delivered a compliance certificate for the quarter ending June 30, 2021 in form and substance satisfactory to the administrative agent). The Covenant Relief Period ended on August 14, 2021. During the Covenant Relief Period:
•the maximum net leverage ratio was suspended;
•the calculation of the minimum interest coverage ratio excluded second quarter 2020 financial results effective for the quarters ended September 30, 2020 through March 31, 2021;
•the minimum interest coverage ratio of 3.50 was reduced to 2.75 and 3.25 for the quarters ended December 31, 2020 and March 31, 2021, respectively;
•the Company’s liquidity could not be less than $150,000;
•the Company’s aggregate amount of cash and cash equivalents could not exceed $130,000;
•there were certain restrictions on Restricted Payments (as defined); and
•a Permitted Acquisition (as defined) could not be consummated unless otherwise approved in writing by the required lenders.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Amendment No. 1 changed the leverage based LIBOR pricing grid through the maturity date of the Credit Facility and also provides for a LIBOR floor of 50 basis points on outstanding borrowings excluding any Specified Hedge Borrowings (as defined) which remain subject to a LIBOR floor of 0 basis points. As of December 31, 2022, Specified Hedge Borrowings were $50,000.
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
Due to the ongoing impacts of the COVID-19 pandemic and supply chain disruptions on the Company’s end-markets and the resulting financial impacts on the Company, on February 28, 2022, the Company entered into Amendment No. 3 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 3”). Amendment No. 3 reduced the total revolving credit commitments from $400.0 million to $300.0 million and the maximum permitted amount of swing loans from $40.0 million to $30.0 million. Amendment No. 3 provides for certain financial covenant relief and additional covenant restrictions during the “Specified Period” (the period from February 28, 2022 until the date that the Company delivers a compliance certificate for the quarter ending March 31, 2023 in form and substance satisfactory to the administrative agent). During the Specified Period:
•the maximum net leverage ratio was changed to 4.00 to 1.00 for the year ended December 31, 2021, suspended for the quarters ending March 31, 2022 through September 30, 2022 and could not exceed 4.75 to 1.00 for the quarter ended December 31, 2022 or 3.50 to 1.00 for the quarter ended March 31, 2023;
•the minimum interest coverage ratio of 3.50 was reduced to 2.50 for the quarter ended March 31, 2022, 2.25 for the quarter ended June 30, 2022 and 3.00 for the quarters ended September 30, 2022 and December 31, 2022;
•an additional condition to drawing on the Credit Facility has been added that restricts borrowings if the Company’s total of 100% of domestic and 65% of foreign cash and cash equivalents exceeds $70.0 million;
•there are certain additional restrictions on Restricted Payments (as defined); and
•a Permitted Acquisition (as defined) may not be consummated unless the net leverage ratio is below 3.50 to 1.00 during the Specified Period.
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
The Company capitalized $484 of deferred financing costs as a result of entering into Amendment No. 3. In connection with Amendment No. 3, the Company wrote off a portion of the previously recorded deferred financing costs of $365 in interest expense, net during the year ended December 31, 2022.
Due to continued supply chain disruptions and macroeconomic challenges on the Company’s end-markets and the resulting financial impacts on the Company, on March 1, 2023, the Company entered into Amendment No. 4 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 4”). Amendment No. 4 provides for certain financial covenant relief and additional covenant restrictions during the “Amendment No. 4 Specified Period” (the period from March 1, 2023 until the date that the Company delivers a compliance certificate for the quarter ending September 30, 2023 in form and substance satisfactory to the administrative agent). During the Amendment No. 4 Specified Period:
•the maximum net leverage ratio was changed to 4.75 to 1.00 for the quarter ended March 31, 2023 and 4.25 to 1.00 for the quarter ended June 30, 2023;
•the minimum interest coverage ratio of 3.50 was reduced to 3.00 for the quarters ended March 31, 2023 and June 30, 2023;
•drawing on the Credit Facility continues to be restricted if the Company’s total of 100% of domestic and 65% of foreign cash and cash equivalents exceeds $70.0 million;
•there continue to be certain additional restrictions on Restricted Payments (as defined); and
•consistent with Amendment No. 3, a Permitted Acquisition (as defined) may not be consummated unless the net leverage ratio is below 3.50 to 1.00 during the Amendment No. 4 Specified Period.
Borrowings outstanding on the Credit Facility were $167,802 and $163,957 at December 31, 2022 and 2021, respectively.
As a result of the amendments, the Company was in compliance with all credit facility covenants at December 31, 2022 and 2021.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
The Company also had outstanding letters of credit of $1,626 and $1,698 at December 31, 2022 and 2021, respectively.
Debt
The Company’s wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $1,922 and $2,213 at December 31, 2022 and 2021, respectively. At December 31, 2022 there were no borrowings outstanding on this overdraft credit line. At December 31, 2021, there was 18,973 Swedish krona, or $2,099, outstanding on this overdraft credit line. During the year ended December 31, 2022, the subsidiary borrowed 380,652 Swedish krona, or $36,574, and repaid 399,625 Swedish krona, or $38,397.
The Company’s wholly-owned subsidiary located in Suzhou, China (the "Suzhou subsidiary"), has lines of credit (the “Suzhou credit line”) which allow up to a maximum borrowing level of 20,000 Chinese yuan, or $2,900 at December 31, 2022 and 50,000 Chinese yuan, or $7,871 at December 31, 2021. At December 31, 2022 and 2021 there was $1,450 and $3,149, respectively, in borrowings outstanding on the Suzhou credit line with weighted-average interest rates of 3.70% and 4.15%, respectively. The Suzhou credit line is included on the consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60,000 Chinese yuan, or $8,699 at December 31, 2022 and 15,000 Chinese yuan, or $2,361, at December 31, 2021. There was $1,998 and $2,182 utilized on the Suzhou bank acceptance draft line of credit at December 31, 2022 and 2021, respectively. The Suzhou bank acceptance draft line of credit is included on the consolidated balance sheet within accounts payable.
At December 31, 2022, the future maturities of the Credit Facility and debt were as follows:

Year ended December 31,
2023	$1,450
2024	167,802
2025	—
2026	—
2027	—
Total	$169,252
6. Income Taxes
The income tax expense (benefit) included in the accompanying consolidated statement of operations represents federal, state and foreign income taxes. The components of (loss) income before income taxes and the provision (benefit) for income taxes consist of the following:

Year ended December 31,	2022	2021	2020
(Loss) income before income taxes:
Domestic	$(11,944)	$11,596	$(25,403)
Foreign	1,248	840	14,679
Total (loss) income before income taxes	$(10,696)	$12,436	$(10,724)

Provision (benefit) for income taxes:
Current:
Federal	$435	$—	$(3)
State and foreign	8,035	9,542	5,182
Total current expense	$8,470	$9,542	$5,179
Deferred:
Federal	$(3,282)	$714	$(8,512)
State and foreign	(1,828)	(1,226)	559
Total deferred benefit	(5,110)	(512)	(7,953)
Total income tax expense (benefit)	$3,360	$9,030	$(2,774)

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
A summary of the differences between the statutory federal income tax rate of 21.0% and the consolidated provision for income taxes is shown below.

Year ended December 31,	2022	2021	2020
Statutory U.S. federal income tax (benefit) provision	$(2,246)	$2,612	$(2,252)
State income taxes, net of federal tax benefit	495	942	(647)
Tax credits and incentives	(4,060)	(3,316)	(2,791)
Foreign tax rate differential	910	730	90
Impact of change in enacted tax law	300	227	1,108
Change in valuation allowance	5,248	5,070	2,174
U.S. tax on foreign earnings	1,376	(347)	(519)
Tax impact of unconsolidated subsidiaries	395	1,828	(323)
Unremitted earnings on foreign subsidiaries	(898)	835	86
Non-deductible expenses	657	740	498
Compensation and benefits	774	358	362
Other	409	(649)	(560)
Provision (benefit) for income taxes	$3,360	$9,030	$(2,774)
Significant components of the Company’s deferred tax assets and liabilities were as follows:

As of December 31,	2022	2021
Deferred tax assets:
Inventories	$1,479	$1,692
Employee compensation and benefits	2,078	2,420
Accrued liabilities and reserves	5,862	4,486
Property, plant and equipment	2,794	751
Tax loss carryforwards	16,997	13,479
Tax credit carryforwards	20,802	24,173
Capitalized research and development	4,785	—
Lease liability	2,817	3,712
Other	1,213	647
Gross deferred tax assets	58,827	51,360
Less: Valuation allowance	(18,496)	(14,516)
Deferred tax assets less valuation allowance	40,331	36,844

Deferred tax liabilities:
Property, plant and equipment	(2,038)	(1,235)
Intangible assets	(10,056)	(11,767)
Right-of-use-assets	(2,595)	(3,493)
Other	(4,991)	(5,021)
Gross deferred tax liabilities	(19,680)	(21,516)
Net deferred tax assets	$20,651	$15,328

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
The balance sheet classification of our net deferred tax asset is shown below:

Year ended December 31,	2022	2021
Long-term deferred tax assets	$29,149	$26,034
Long-term deferred tax liabilities	(8,498)	(10,706)
Net deferred tax assets	$20,651	$15,328
The Company has recognized deferred taxes related to foreign withholding taxes and the expected foreign currency impact upon repatriation from foreign subsidiaries not considered indefinitely reinvested. At December 31, 2022, the aggregate undistributed earnings of our foreign subsidiaries amounted to $36,155.
Based on the Company’s review of both positive and negative evidence regarding the realizability of deferred tax assets at December 31, 2022, a valuation allowance is recorded against certain deferred tax assets based upon the conclusion that it was more likely than not they would not be realized. Certain deferred tax assets are dependent on future taxable income to be realized.
The Company has net operating loss carry forwards of $48,430 and $73,553 for state and foreign tax jurisdictions, respectively. The state net operating losses expire from 2023-2041 and the foreign net operating losses expire from 2023-2027 or have indefinite lives. The Company has general business and foreign tax credit carry forwards of $19,055, $1,083 and $664 for U.S. federal, state and foreign jurisdictions, respectively. The U.S. federal general business credits, if unused, begin to expire in 2026, and the state and foreign tax credits expire at various times.
The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	2022	2021	2020
Balance as of January 1	$2,891	$3,449	$3,449
Tax positions related to the current year:
Additions	—	—	—
Tax positions related to the prior years:
Reductions	—	—	—
Expirations of statutes of limitation	(346)	(558)	—
Balance as of December 31	$2,545	$2,891	$3,449
The Company has classified its uncertain tax positions as a reduction to non-current deferred income tax assets. If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the amount that would affect the Company’s effective tax rate is approximately $2,545 and $2,891 at December 31, 2022 and 2021, respectively.
The Company classifies interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2022, 2021 and 2020, the Company recognized no expense related to interest and penalties.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implemented a 15% minimum tax on financial statement income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on its current analysis of the provisions, the Company does not believe this legislation will have a material impact on our results of operations, but the Company is continuing to evaluate the implications.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the open tax years for each jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2017-2022
Argentina	2017-2022
Brazil	2015-2022
China	2018-2022
France	2019-2022
Germany	2019-2022
Italy	2017-2022
Mauritius	2019-2022
Mexico	2017-2022
Netherlands	2018-2022
Sweden	2017-2022
United Kingdom	2021-2022
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
The components of lease expense are as follows:

Year ended December 31,	2022	2021
Operating lease cost	$4,736	$5,581
Short-term lease cost	958	843
Variable lease cost	585	553
Total lease cost	$6,279	$6,977

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Balance sheet information related to leases is as follows:

As of December 31,	2022	2021
Assets:
Operating lease right-of-use assets	$13,762	$18,343

Liabilities:
Operating lease current liability, included in other current liabilities	$3,938	$4,203
Operating lease long-term liability	10,594	14,912
Total leased liabilities	$14,532	$19,115
Maturities of operating lease liabilities are as follows:

As of December 31,	2022
2023	$4,357
2024	3,926
2025	3,226
2026	2,039
2027	1,020
Thereafter	1,979
Total future minimum lease payments	$16,547
Less: imputed interest	(2,015)
Total lease liabilities	$14,532
Weighted-average remaining lease term and discount rate for operating leases is as follows:

As of December 31,	2022	2021
Weighted-average remaining lease term (in years)	4.64	5.44
Weighted-average discount rate	5.67%	5.56%
Other information:

Year ended December 31,	2022	2021
Operating cash flows:
Cash paid related to operating lease obligations	$4,649	$5,092
Non-cash activity:
Right-of-use assets obtained in exchange for
operating lease obligations	$594	$4,596
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

8. Share-Based Compensation Plans
In May 2016, the Company’s shareholders approved the 2016 Long-Term Incentive Plan (the “2016 Plan”) and reserved 1,800,000 Common Shares (of which the maximum number of Common Shares which may be issued). In May 2020, the Company’s shareholders approved an amendment to the 2016 Plan to increase by 1,100,000 the number of Common Shares authorized for issuance. The amendment to the 2016 Plan brought the total Common Shares available for issuance to 2,900,000. Under the 2016 Plan, as of December 31, 2022, the Company has granted 2,905,947 share units, of which

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
1,194,460 were time-based with cliff vesting using the straight-line method and 1,711,487 were performance-based. As of December 31, 2022, 871,369 of the shares granted have been forfeited. There are 865,422 shares available to be granted under the 2016 Plan at December 31, 2022.
In 2022, 2021 and 2020, pursuant to the 2016 Plan, the Company granted time-based share units and performance-based performance shares. The majority of the time-based share units cliff vest three years after the date of grant. The performance-based performance shares vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from the date of grant and, for a portion of the annual awards, upon the Company attaining certain targets of performance measured against a peer group’s three year performance in terms of total shareholder return and, for the remaining portion of the annual awards, upon achieving certain earnings per share targets and return on invested capital targets established by the Company during the performance period of the award.
The allocation of performance shares granted between total shareholder return, earnings per share and return on invested capital were as follows for the years ended December 31:

	2022	2021	2020
Total shareholder return	45%	45%	45%
Earnings per share	36%	36%	36%
Return on invested capital	18%	18%	18%
In April 2005, the Company adopted the Directors’ Restricted Shares Plan (the “Director Share Plan”) and reserved 500,000 Common Shares for issuance under the Director Share Plan. In May 2013, shareholders approved an amendment to the Director Share Plan to increase the number of shares for issuance by 200,000 to 700,000. In May 2018, the Company’s shareholders approved the 2018 Amended and Restated Director’s Restricted Shares Plan (the "2018 Director Share Plan") to increase the number of shares for issuance by 150,000 to 850,000. In May 2022, the Company's shareholders approved Amendment No. 1 to the 2018 Director Share Plan to increase the number of shares for issuance by 100,000 to 950,000. Under the 2018 Director Share Plan, the Company has cumulatively issued 797,011 restricted Common Shares. As such, there are 152,989 restricted Common Shares available to be issued on December 31, 2022. Shares issued annually under the 2018 Director Share Plan are no longer subject to forfeiture one year after the date of grant.
Share Units and Performance Shares
The fair value of the non-vested time-based share unit awards was calculated using the market value of the Common Shares on the date of issuance. The weighted-average grant-date fair value of time-based share units granted during the years ended December 31, 2022, 2021 and 2020 was $18.71, $35.13, and $17.78, respectively.
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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
A summary of the status of the Company’s non-vested share units and performance shares as of December 31, 2022 and the changes during the year then ended, are presented below:

	Time-based awards		Performance-based awards
	Share units	Weighted- average grant date fair value	Performance shares	Weighted- average grant date fair value
Non-vested as of January 1, 2022	450,331	$26.55	578,985	$28.42
Granted	335,044	$18.71	361,982	$20.64
Vested	(168,222)	$27.12	(2,317)	$22.70
Forfeited or cancelled	(46,350)	$20.17	(171,058)	$31.75
Non-vested as of December 31, 2022	570,803	$22.29	767,592	$24.03
A summary of the status of the Company’s non-vested share units and performance shares as of December 31, 2021 and the changes during the year then ended, are presented below:

	Time-based awards		Performance-based awards
	Share units	Weighted- average grant date fair value	Performance shares	Weighted- average grant date fair value
Non-vested as of January 1, 2021	502,728	$21.89	752,783	$24.32
Granted	202,599	$35.13	215,936	$43.34
Vested	(159,755)	$22.52	(126,242)	$29.61
Forfeited or cancelled	(95,241)	$26.96	(263,492)	$28.35
Non-vested as of December 31, 2021	450,331	$26.55	578,985	$28.42
As of December 31, 2022 total unrecognized compensation cost related to non-vested time-based share units granted was $5,592. That cost is expected to be recognized over a weighted-average period of 1.15 years.
For the years ended December 31, 2022, 2021 and 2020, the total fair value of awards vested was $3,334, $9,637 and $5,288, respectively.
As of December 31, 2022, there was no unrecognized compensation cost related to non-vested performance shares granted that are probable to vest. As noted above, the Company has issued and outstanding performance-based share units that use different performance targets (total shareholder return, earnings per share and return on invested capital).
The excess tax deficiency (benefit) realized from the vesting of share units and performance shares of the share-based payment arrangements was $543, $(563) and $(46) for the years ended December 31, 2022, 2021 and 2020, respectively.
9. Employee Benefit Plans
The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees in the United States and Europe. The Company provides matching contributions to the Company’s 401(k) plan. Company contributions are generally discretionary. For the years ended December 31, 2022, 2021 and 2020, expenses related to these plans amounted to $4,883, $5,082 and $3,812, respectively.
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
Derivative Instruments and Hedging Activities
On December 31, 2022, the Company had no open foreign currency forward contracts. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2022 and 2021. Management believes that its

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments have been financial institutions with investment grade credit ratings.
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
Net Investment Hedges
During 2021, the Company entered into two cross-currency swaps, designated as net investment hedges, with notional values of $25,000 each that were scheduled to mature in August 2026 and August 2028. These swaps hedged a portion of the net investment in a euro-denominated subsidiary. As a result of favorable market conditions, on May 5, 2022, the Company unwound the two net investment hedges and recognized a net gain of $3,716, which was recorded on the Company’s consolidated statement of operations as a component of other expense, net for the second quarter ended June 30, 2022. The cash received from the settlement of these swaps of $3,820 was classified in investing activities in the consolidated statement of cash flows. In the fourth quarter ended December 31, 2022, the Company determined it had incorrectly recognized the net gain in the consolidated statement of operations and reclassified the net gain of $3,716 to other comprehensive (loss) income, net of tax and accumulated other comprehensive loss. This item would have increased the loss for the three-months ended June 30, 2022, six-months ended June 30, 2022 and nine-months ended September 30, 2022 by $0.10 per share and recording the item in the three-months ended December 31, 2022 decreased the income per share by $0.10. The Company assessed the materiality of this matter from a qualitative and quantitative perspective and concluded that the impact of the error is not material to the current or previous quarterly results.
The Company elected to assess hedge effectiveness of the net investment hedges under the spot method. Accordingly, periodic changes in the fair value of the derivative instruments attributable to factors other than spot exchange rate variability were excluded from the measurement of hedge ineffectiveness and reported directly in earnings each reporting period. The change in fair value of these derivative instruments was recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the consolidated balance sheets. The Company had no outstanding net investment hedges as of December 31, 2022.
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
In certain instances, the foreign currency forward contracts may not qualify for hedge accounting or are not designated as hedges and, therefore, are marked-to-market with gains and losses recognized in the Company’s consolidated statements of operations as a component of other expense, net. During 2022, all of the Company’s foreign currency forward contracts were designated as cash flow hedges.
The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:
U.S. dollar-denominated Foreign Currency Forward Contracts – Cash Flow Hedges
The Company entered into U.S. dollar-denominated currency contracts on behalf of one of its European Electronics subsidiaries, whose functional currency is the euro, and expired ratably on a monthly basis during 2020. There were no such contracts at December 31, 2022 or 2021.
Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges
The Company held Mexican peso-denominated foreign currency forward contracts which expired ratably on a monthly basis from January 2022 to December 2022. The notional amounts at December 31, 2022 and 2021 related to Mexican peso-denominated foreign currency forward contracts were $0 and $23,923, respectively.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of December 31, 2021 and the year then ended, and concluded that the hedges were highly effective.
Interest Rate Risk
Interest Rate Risk – Cash Flow Hedge
On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Swap”) with a notional amount of $50,000 to hedge its exposure to interest payment fluctuations on a portion of its Credit Facility borrowings. The Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's Credit Facility that has a current balance of $167,802 at December 31, 2022. Accordingly, the change in fair value of the Swap is recognized in accumulated other comprehensive loss. The Swap agreement requires monthly settlements on the same days that the Credit Facility interest payments are due and has a maturity date of March 10, 2023, which is prior to the Credit Facility maturity date of June 4, 2024. Under the Swap terms, the Company pays a fixed interest rate and receives a floating interest rate based on the one-month LIBOR, with a floor. The critical terms of the Swap are aligned with the terms of the Credit Facility, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Swap is recognized as a component of interest expense, net on the consolidated statements of operations. The swap settlements (reduced) increased interest expense, net by $(156), $651 and $433 for the years ended December 31, 2022, 2021 and 2020, respectively.
The notional amounts and fair values of derivative instruments in the consolidated balance sheets were as follows:

	Notional amounts (A)		Prepaid expenses and other current assets		Accrued expenses and other current liabilities
As of December 31,	2022	2021	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$—	$23,923	$—	$730	$—	$—
Interest rate swap	$50,000	$50,000	$294	$—	$—	$503
Net investment hedges:
Cross-currency swaps	$—	$50,000	$—	$1,450	$—	$—
_____________________________
(A)Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.
Gross amounts recorded for the cash flow hedges in other comprehensive (loss) income and in net (loss) income for the years ended December 31 were as follows:

	Gain (loss) recorded in other comprehensive (loss) income			Gain (loss) reclassified from other comprehensive (loss) income into net (loss) income (A)
	2022	2021	2020	2022	2021	2020
Derivatives designated as cash flow hedges:
Forward currency contracts	$1,346	$923	$(1,244)	$2,076	$448	$(1,499)
Interest rate swap	$953	$164	$(1,751)	$156	$(651)	$(433)
Derivatives designated as net investment hedges:
Cross-currency swaps	$2,446	$1,270	—	$—	$—	$—
_____________________________
(A)Gains (losses) reclassified from comprehensive loss into net (loss) income recognized in COGS in the Company’s consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 were $1,572, $341 and $(1,146), respectively. Gains (losses) reclassified from other comprehensive loss into net (loss) income recognized in D&D in the Company’s consolidated statements of operations were $0, $0 and $(29) for the years ended December 31, 2022, 2021 and 2020, respectively. Gains (losses) reclassified from other comprehensive loss into net (loss) income recognized in SG&A in the Company’s consolidated statements of operations were $504, $107 and $(324) for the years ended December 31, 2022, 2021 and 2020, respectively. Gains (losses)

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
reclassified from other comprehensive loss into net (loss) income recognized in interest expense, net in the Company’s consolidated statements of operations were $156, $(651) and $(433) for the years ended December 31, 2022, 2021 and 2020, respectively.
For the year ended December 31, 2022, the total net gains on the interest rate swap cash flow hedge of $294 are expected to be included in interest expense, net within the next 12 months.
Cash flows from derivatives used to manage foreign exchange and interest rate risks are classified as operating activities within the consolidated statements of cash flows.
The Company has measured the ineffectiveness of the forward currency contracts and any amounts recognized in the consolidated financial statements were immaterial for the years ended December 31, 2022, 2021 and 2020.
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

December 31,		2022			2021
		Fair values estimated using
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs	Fair value
Financial assets carried at fair value:
Forward currency contract	$—	$—	$—	$—	$730
Cross-currency swaps	—	—	—	—	1,450
Interest rate swap	294	—	294	—	—
Total financial assets carried at fair value	$294	$—	$294	$—	$2,180

Financial liabilities carried at fair value:
Interest rate swap	$—	$—	$—	$—	$503
Earn-out consideration	—	—	—	—	7,351
Total financial liabilities carried at fair value	$—	$—	$—	$—	$7,854
The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

	Stoneridge Brazil
	2022	2021
Balance at January 1	$7,351	$5,813
Change in fair value	—	2,065
Foreign currency adjustments	921	(527)
Earn-out consideration cash payment	(8,272)	—
Balance at December 31	$—	$7,351
The Company was required to pay the Stoneridge Brazil earn-out consideration based on Stoneridge Brazil’s financial performance in 2021. The fair value of the Stoneridge Brazil earn-out consideration was based on 2021 earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Stoneridge Brazil earn-out consideration obligation was recorded within accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2021. The earn-out consideration obligation of $8,272 was paid in April 2022 and recorded in the consolidated statement of cash flows within operating and financing activities in the amounts of $1,996 and $6,276, respectively, for the year ended December 31, 2022.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
The 2021 change in fair value of the earn-out consideration for Stoneridge Brazil was due to updated financial performance projections during 2021 and foreign currency translation fluctuations through settlement. The change in fair value of the Stoneridge Brazil earn-out consideration was recorded in SG&A expense and the foreign currency impact was included in other expense, net in the consolidated statements of operations.
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the year ended December 31, 2022.
No non-recurring fair value adjustments were required for nonfinancial assets for the years ended December 31, 2022 and 2021.
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
As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at this site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and ground water remediation began in the fourth quarter of 2015. During the years ended December 31, 2022, 2021 and 2020, the Company recognized expense of $0, $407 and $225, respectively, related to ground water remediation. At December 31, 2022 and 2021, the Company had accruals of $246 and $391 respectively, related to future remediation costs. At December 31, 2022 and 2021, $132 and $216, respectively, were recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets while the remaining amounts as of December 31, 2022 and 2021 were recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.
The Company’s Stoneridge Brazil subsidiary has civil, labor and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$47,820 ($9,165) and R$46,530 ($8,338) at December 31, 2022 and 2021, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations and cash flows.
On August 12, 2020, the Brazilian Administrative Counsel for Economic Defense (“CADE”) issued a ruling against Stoneridge Brazil for abuse of dominance and market foreclosure through its prior use of exclusivity provisions in agreements with its distributors. The CADE tribunal imposed a R$7,995 ($1,532) fine which is included in the reasonably possible contingencies noted above. The Company is challenging this ruling in Brazilian federal court to reverse this decision by the CADE tribunal.
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
As a result of the PM sensor restructuring actions, the Company recognized expense of $0, $2,360 and $3,428 for the years ended December 31, 2022, 2021 and 2020, respectively, for non-cash fixed asset charges, including impairment and accelerated depreciation of PM sensor related fixed assets, employee severance and termination costs and other related costs including supplier settlements. For the year ended December 31, 2021 restructuring related costs of $1,510, $642 and $208 were recognized in COGS, SG&A and D&D, respectively. For the year ended December 31, 2020 restructuring related costs of $817 and $2,611 were recognized in COGS and SG&A, respectively. The only remaining costs relate to potential commercial settlements and legal fees which we continue to negotiate. The estimated additional costs related to these settlements and fees is up to $4,200.
The expenses for the exit of the PM sensor line that relate to the Control Devices reportable segment include the following:

			Utilization
	Accrual as of January 1, 2022	2022 Charge to Expense	Cash	Non-Cash	Accrual as of December 31, 2022
Employee termination benefits	$35	$—	$(35)	$—	$—
Other related costs	—	—	—	—	—
Total	$35	$—	$(35)	$—	$—

			Utilization
	Accrual as of January 1, 2021	2021 Charge to Expense	Cash	Non-Cash	Accrual as of December 31, 2021
Fixed asset impairment and accelerated depreciation	$—	$188	$—	$(188)	$—
Employee termination benefits	—	139	(104)	—	35
Other related costs	—	2,033	(2,033)	—	—
Total	$—	$2,360	$(2,137)	$(188)	$35

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

			Utilization
	Accrual as of January 1, 2020	2020 Charge to Expense	Cash	Non-Cash	Accrual as of December 31, 2020
Fixed asset impairment and accelerated depreciation	$—	$3,326	$—	$(3,326)	$—
Other related costs	—	102	(102)	—	—
Total	$—	$3,428	$(102)	$(3,326)	$—
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
As a result of the Canton Restructuring actions, the Company recognized expense of $0, $13 and $2,978 for the years ended December 31, 2022, 2021 and 2020, respectively, for employee severance and termination costs and other restructuring related costs. For the year ended December 31, 2021 severance and other restructuring related costs of $13 were recognized in D&D in the consolidated statement of operations. For the year ended December 31, 2020 severance and other related restructuring costs of $1,659, $551 and $768 were recognized in COGS, SG&A and D&D, respectively, in the consolidated statement of operations. We do not expect to incur additional costs related to the Canton Restructuring. Refer to Note 7 and Note 2 to the consolidated financial statements for additional details regarding the third-party lease and sale, respectively, of the Canton Facility.
The expenses for the Canton Restructuring that relate to the Control Devices reportable segment include the following:

			Utilization
	Accrual as of January 1, 2022	2022 Charge to Expense	Cash	Non-Cash	Accrual as of December 31, 2022
Employee termination benefits	$93	$—	$(93)	$—	$—
Other related costs	—	—	—	—	—
Total	$93	$—	$(93)	$—	$—

			Utilization
	Accrual as of January 1, 2021	2021 Charge to Expense	Cash	Non-Cash	Accrual as of December 31, 2021
Employee termination benefits	$165	$—	$(72)	$—	$93
Other related costs	—	13	(13)	—	—
Total	$165	$13	$(85)	$—	$93

			Utilization
	Accrual as of January 1, 2020	2020 Charge to Expense	Cash	Non-Cash	Accrual as of December 31, 2020
Employee termination benefits	$2,636	$1,119	$(3,590)	$—	$165
Other related costs	—	1,859	(1,859)	—	—
Total	$2,636	$2,978	$(5,449)	$—	$165
In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced a restructuring program to transfer the European production of its controls product line to China. As a result of these actions, the Company recognized expense of $0, $290 and $2,400 respectively, for the years ended December 31, 2022, 2021 and 2020 for employee severance and termination costs, non-cash fixed asset charges for accelerated depreciation of fixed assets, contract termination costs and other related costs. Electronics segment restructuring costs recognized in COGS,

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
SG&A and D&D in the consolidated statement of operations for the year ended December 31, 2021 were $37, $210 and $43, respectively. Electronics segment restructuring costs recognized in COGS, SG&A and D&D in the consolidated statement of operations for the year ended December 31, 2020 were $147, $1,774 and $479, respectively. We do not expect to incur additional costs related to these Electronics segment restructuring actions.
The expenses for the restructuring activities that relate to the Electronics reportable segment include the following:

			Utilization
	Accrual as of January 1, 2021	2021 Charge to Expense	Cash	Non-Cash	Accrual as of December 31, 2021
Employee termination benefits	$227	$50	$(277)	$—	$—
Other related costs	—	240	(240)	—	—
Total	$227	$290	$(517)	$—	$—

			Utilization
	Accrual as of January 1, 2020	2020 Charge to Expense	Cash	Non-Cash	Accrual as of December 31, 2020
Employee termination benefits	$52	$1,034	$(859)	$—	$227
Contract termination costs	—	452	(452)	—	—
Other related costs	—	914	(914)	—	—
Total	$52	$2,400	$(2,225)	$—	$227
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
Business realignment charges by reportable segment were as follows:

Year ended December 31,	2022	2021	2020
Control Devices (A)	$—	$192	$1,752
Electronics (B)	—	3	1,690
Stoneridge Brazil (C)	98	59	234
Unallocated Corporate (D)	190	1,138	361
Total business realignment charges	$288	$1,392	$4,037
_____________________________
(A)Severance costs for the year ended December 31, 2021 related to SG&A were $192. Severance costs for the year ended December 31, 2020 related to COGS, D&D and SG&A were $724, $283 and $745 respectively.
(B)Severance costs (benefit) for the year ended December 31, 2021 related to COGS, SG&A and D&D were $1, $(7) and $9, respectively. Severance costs for the year ended December 31, 2020 related to COGS, D&D and SG&A were $383, $402 and $905 respectively.
(C)Severance costs for the year ended December 31, 2022 related to SG&A were $98. Severance costs for the year ended December 31, 2021 related to COGS and SG&A were $7 and $52, respectively. Severance costs for the year ended December 31, 2020 related to COGS and SG&A were $124 and $110, respectively.
(D)Severance costs for the years ended December 31, 2022, 2021 and 2020 related to SG&A were $190, $1,138 and $361, respectively.
Business realignment charges classified by statement of operations line item were as follows:

Year ended December 31,	2022	2021	2020
Cost of goods sold	$—	$8	$1,231
Selling, general and administrative	288	1,375	2,121
Design and development	—	9	685
Total business realignment charges	$288	$1,392	$4,037

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
The Company has three reportable segments, Control Devices, Electronics and Stoneridge Brazil, which also represent its operating segments. The Control Devices reportable segment produces actuators, sensors, switches and connectors. The Electronics reportable segment produces driver information systems, vision and safety systems, connectivity and compliance products and electronic control units. The Stoneridge Brazil reportable segment designs and manufactures vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories, in-vehicle audio and infotainment devices, driver information systems and telematics solutions.
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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
A summary of financial information by reportable segment is as follows:

December 31,	2022	2021	2020
Net Sales:
Control Devices	$342,596	$355,775	$342,576
Inter-segment sales	2,719	3,502	5,475
Control Devices net sales	345,315	359,276	348,051
Electronics	505,097	357,910	257,767
Inter-segment sales	28,709	26,192	24,027
Electronics net sales	533,806	384,103	281,794
Stoneridge Brazil	52,230	56,777	47,663
Inter-segment sales	32	—	—
Stoneridge Brazil net sales	52,262	56,777	47,663
Eliminations	(31,460)	(29,694)	(29,502)
Total net sales	$899,923	$770,462	$648,006
Operating Income (Loss):
Control Devices	$23,917	$54,933	$22,072
Electronics	5,128	(12,502)	(3,672)
Stoneridge Brazil	3,150	995	3,766
Unallocated Corporate (A)	(29,260)	(28,015)	(29,830)
Total operating income (loss)	$2,935	$15,411	$(7,664)
Depreciation and Amortization:
Control Devices	$13,521	$15,351	$15,377
Electronics	13,913	12,487	10,501
Stoneridge Brazil	3,939	3,856	4,766
Unallocated Corporate	2,318	2,134	2,086
Total depreciation and amortization (B)	$33,691	$33,828	$32,730
Interest Expense (Income), net:
Control Devices	$93	$132	$173
Electronics	1,009	462	320
Stoneridge Brazil	(1,282)	(1,353)	(4)
Unallocated Corporate	7,277	5,948	5,635
Total interest expense, net	$7,097	$5,189	$6,124
Capital Expenditures:
Control Devices	$12,620	$9,154	$11,760
Electronics	10,479	9,735	11,617
Stoneridge Brazil	3,480	2,918	2,839
Unallocated Corporate(C)	653	1,142	1,444
Total capital expenditures	$27,232	$22,949	$27,660

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

December 31,	2022	2021
Total Assets:
Control Devices	$174,535	$181,968
Electronics	369,232	338,080
Stoneridge Brazil	60,861	59,100
Corporate (C)	419,469	438,175
Eliminations	(371,992)	(351,924)
Total assets	$652,105	$665,399
The following table presents net sales and long-term assets for the geographic areas in which the Company operates:

December 31,	2022	2021	2020
Net Sales:
North America	$444,928	$386,944	$330,528
South America	52,230	56,777	47,663
Europe and Other	402,765	326,741	269,815
Total net sales	$899,923	$770,462	$648,006

December 31,	2022	2021
Long-term Assets:
North America	$92,149	$91,039
South America	31,796	30,272
Europe and Other	118,609	133,264
Total long-term assets	$242,554	$254,575
_____________________________
(A)Unallocated Corporate expenses include, among other items, accounting/finance, human resources, information technology and legal costs as well as share-based compensation.
(B)These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)Assets located at Corporate consist primarily of cash, intercompany receivables, fixed and leased assets for the headquarter building, information technology assets, equity investments and investments in subsidiaries.
14. Subsequent Events
Credit Facility Amendment
On March 1, 2023, the Company entered into Amendment No. 4 to the Credit Facility. Refer to Note 5 of the consolidated financial statements for details regarding this amendment.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
The following schedule provides the activity for accounts receivable reserves and valuation allowance for deferred tax assets for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Write-offs	Balance at end of period
Accounts receivable reserves:
Year ended December 31, 2022	$1,443	$1,255	$(1,736)	$962
Year ended December 31, 2021	$817	$1,030	$(404)	$1,443
Year ended December 31, 2020	$1,289	$1,130	$(1,602)	$817

	Balance at beginning of period	Net additions charged to income (expense)	Exchange rate fluctuations and other items	Balance at end of period
Valuation allowance for deferred tax assets:
Year ended December 31, 2022	$14,516	$4,975	$(995)	$18,496
Year ended December 31, 2021	$10,237	$4,768	$(489)	$14,516
Year ended December 31, 2020	$8,586	$2,174	$(523)	$10,237
Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.
There have been no disagreements between the management of the Company and its Independent Registered Public Accounting Firm on any matter of accounting principles or practices of financial statement disclosures, or auditing scope or procedure.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Under the supervision and with the participation of our management, including the PEO and PFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2022. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013 Framework), our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ernst & Young LLP, an independent registered public accounting firm, as auditor of the Company’s financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022. Ernst & Young’s report is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal controls over financial reporting during the quarter ended December 31, 2022 that has materially or is reasonably likely to materially affect internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stoneridge, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Stoneridge, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stoneridge, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule of the Company and our report dated March 2, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
Detroit, Michigan
March 2, 2023

Item 9B. Other Information.
Credit Facility Amendment
Due to continued supply chain disruptions and macroeconomic challenges on the Company’s end-markets and the resulting financial impacts on the Company, on March 1, 2023, the Company entered into Amendment No. 4 to the Fourth Amended and Restated Credit Agreement by and among the Company and certain of its subsidiaries as Borrowers, certain of its subsidiaries as Guarantors, PNC Bank, National Association, as Administrative Agent, and the financial parties thereto (the, “Lenders”) (“Amendment No. 4”). Amendment No. 4 provides for certain financial covenant relief and additional covenant restrictions during the “Amendment No. 4 Specified Period” (the period from March 1, 2023 until the date that the Company delivers a compliance certificate for the quarter ending September 30, 2023 in form and substance satisfactory to the administrative agent). During the Amendment No. 4 Specified Period:
•the maximum net leverage ratio was changed to 4.75 to 1.00 for the quarter ended March 31, 2023 and 4.25 to 1.00 for the quarter ended June 30, 2023;
•the minimum interest coverage ratio of 3.50 was reduced to 3.00 for the quarters ended March 31, 2023 and June 30, 2023;
•drawing on the Credit Facility continues to be restricted if the Company’s total of 100% of domestic and 65% of foreign cash and cash equivalents exceeds $70.0 million;
•there continue to be certain additional restrictions on Restricted Payments (as defined); and
•consistent with Amendment No. 3, a Permitted Acquisition (as defined) may not be consummated unless the net leverage ratio is below 3.50 to 1.00 during the Amendment No. 4 Specified Period.
The description of Amendment No. 4 to the Credit Agreement does not purport to be complete and is qualified in its entirety to the full text of Amendment No. 4 to the Credit Agreement which is filed as Exhibit 10.23 to this Form 10-K and incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 regarding our directors is incorporated by reference to the information under the sections and subsections entitled, “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 16, 2023. The information required by this Item 10 regarding our executive officers appears as a Supplementary Item following Item 1 under Part I, hereof.
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 16, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 16, 2023.
In May 2010, we adopted an Amended Directors’ Restricted Share Plan and an Amended and Restated Long-Term Incentive Plan, as amended. In May 2013, we adopted an Amended Directors’ Restricted Shares Plan and an Amended and Restated Long-Term Incentive Plan, as amended, to increase the number of shares available for issuance under the plans. In May 2016, we adopted the 2016 Long-Term Incentive Plan. In May 2018, we adopted the 2018 Amended and Restated Director’s Restricted Shares Plan. In May 2022, we adopted the 2018 Amended and Restated Director’s Restricted Shares Plan, as amended, to increase the number of shares available for issuance under the plan. Our shareholders approved each plan.

Equity compensation plan information as of December 31, 2022 is as follows:

Number of securities remaining available for future issuance under equity compensation plans (A)
Equity compensation plans approved by shareholders	1,018,411
Equity compensation plans not approved by shareholders	—
_____________________________
(A)Excludes 1,286,196 share units issued to key employees pursuant to the Company’s 2016 Long-Term Incentive Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the information under the subsections “Transactions with Related Persons”, “Review and Approval of Transactions with Related Persons” and “Director Independence” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 16, 2023.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated by reference to the information under the subsections “Service Fees Paid to Independent Registered Accounting Firm” and “Pre-Approval Policies and Procedures” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 16, 2023.
PART IV
Item 15. Exhibits, Financial Statement Schedule.
(a)The following documents are filed as part of this Form 10-K.

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

10.6
Form of Stoneridge, Inc. Long-Term Incentive Plan 2022 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on 10-Q for the quarter ended March 31, 2022)*.

10.7
Form of Stoneridge, Inc. Long-Term Incentive Plan 2022 Restricted Share Units Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on 10-Q for the quarter ended March 31, 2022)*.

10.8
Form of Stoneridge, Inc. Long-Term Incentive Plan 2022 Restricted Share Units Agreement (one-time two-year vesting under 2021 AIP payment) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on 10-Q for the quarter ended March 31, 2022)*.

10.9	Stoneridge, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 12, 2021)*.

10.10	Stoneridge, Inc. 2018 Amended and Restated Directors' Restricted Shares Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 16, 2018)*.

10.11
Amendment No. 1 to the Stoneridge, Inc. 2018 Amended and Restated Directors’ Restricted Shares Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2022)*.

10.12
Form of Stoneridge, Inc. Directors’ Restricted Shares Plan 2022 Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)*.

Exhibit Number	Exhibit
10.13
Amended and Restated Officers’ and Key Employees’ Severance Plan of Stoneridge, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)*.

10.14	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)*.

10.15
Employment Agreement, dated March 16, 2015, between the Company and Jonathan B. DeGaynor (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 19, 2015)*.

10.16
Amendment No. 1, dated February 23, 2021, to Employment Agreement, dated March 16, 2015 between the Company and Jonathan B. DeGaynor (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)*.

10.17	Indemnification Agreement between the Company and Jonathan B. DeGaynor (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 19, 2015).

10.18
Employment Agreement, dated January 29, 2021, by and between the Company and James Zizelman (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)*.

10.19	Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2019).

10.20	Waiver and Amendment No. 1 to the Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2020)*.

10.21	Amendment No. 2 to the Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.22	Amendment No. 3 to the Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.23	Amendment No. 4 to the Fourth Amended and Restated Credit Agreement, filed herewith.

21.1	Principal Subsidiaries and Affiliates of the Company, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit Number	Exhibit
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document
_____________________________
* - Reflects management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.
(b)The exhibits listed are filed as part of or incorporated by reference into this report.
(c)Additional Financial Statement Schedules. None.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: March 1, 2023	/s/ MATTHEW R. HORVATH
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2023	/s/ JAMES ZIZELMAN
James Zizelman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 1, 2023	/s/ MATTHEW R. HORVATH
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: March 1, 2023	/s/ ROBERT J. HARTMAN JR.
Robert J. Hartman Jr.
Chief Accounting Officer
(Principal Accounting Officer)

Date: March 1, 2023	/s/ WILLIAM M. LASKY
William M. Lasky
Chairman of the Board of Directors

Date: March 1, 2023	/s/ JEFFREY P. DRAIME
Jeffrey P. Draime
Director

Date: March 1, 2023	/s/ IRA C. KAPLAN
Ira C. Kaplan
Director

Date: March 1, 2023	/s/ KIM KORTH
Kim Korth
Director

Date: March 1, 2023	/s/ GEORGE S. MAYES, JR.
George S. Mayes, Jr.
Director

Date: March 1, 2023
Carsten J. Reinhardt
Director

Date: March 1, 2023	/s/ PAUL J. SCHLATHER
Paul J. Schlather
Director

Date: March 1, 2023	/s/ FRANK S. SKLARSKY
Frank S. Sklarsky
Director