Form 10-Q
period 2023-03-31
STONERIDGE INC
filed 2023-05-03
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2023
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period     for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No
The number of Common Shares, without par value, outstanding as of April 28, 2023 was 27,513,330.

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
•foreign currency fluctuations and our ability to manage those impacts;
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
•risks related to a failure of our information technology systems and networks, and risks associated with current and emerging technology threats and damage from computer viruses, unauthorized access, cyber-attack and other similar disruptions; and
•the items described in Part I, Item IA (“Risk Factors”) in the Company’s 2022 Form 10-K.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
STONERIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,165	$54,798
Accounts receivable, less reserves of $853 and $962, respectively	175,666	158,155
Inventories, net	168,701	152,580
Prepaid expenses and other current assets	43,604	44,018
Total current assets	423,136	409,551
Long-term assets:
Property, plant and equipment, net	107,591	104,643
Intangible assets, net	45,585	45,508
Goodwill	34,659	34,225
Operating lease right-of-use asset	13,352	13,762
Investments and other long-term assets, net	46,415	44,416
Total long-term assets	247,602	242,554
Total assets	$670,738	$652,105

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$1,456	$1,450
Accounts payable	131,996	110,202
Accrued expenses and other current liabilities	68,547	66,040
Total current liabilities	201,999	177,692
Long-term liabilities:
Revolving credit facility	167,393	167,802
Deferred income taxes	8,310	8,498
Operating lease long-term liability	10,043	10,594
Other long-term liabilities	6,750	6,577
Total long-term liabilities	192,496	193,471
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	—	—
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,513 and 27,341 shares outstanding at March 31, 2023 and December 31, 2022, respectively, with no stated value	—	—
Additional paid-in capital	225,956	232,758
Common Shares held in treasury, 1,453 and 1,625 shares at March 31, 2023 and December 31, 2022, respectively, at cost	(44,717)	(50,366)
Retained earnings	194,306	201,692
Accumulated other comprehensive loss	(99,302)	(103,142)
Total shareholders' equity	276,243	280,942
Total liabilities and shareholders' equity	$670,738	$652,105
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2023	2022

Net sales	$241,325	$221,058
Costs and expenses:
Cost of goods sold	198,523	179,615
Selling, general and administrative	29,863	27,399
Design and development	16,968	17,028
Operating loss	(4,029)	(2,984)
Interest expense, net	2,746	1,786
Equity in loss of investee	171	81
Other expense, net	1,148	1,331
Loss before income taxes	(8,094)	(6,182)
(Benefit) provision for income taxes	(708)	1,493
Net loss	$(7,386)	$(7,675)

Loss per share:
Basic	$(0.27)	$(0.28)
Diluted	$(0.27)	$(0.28)

Weighted-average shares outstanding:
Basic	27,349	27,199
Diluted	27,349	27,199
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
(in thousands)	2023	2022

Net loss	$(7,386)	$(7,675)

Other comprehensive income (loss), net of tax:
Foreign currency translation (1)	4,072	4,161
Unrealized (loss) gain on derivatives (2)	(232)	1,048
Other comprehensive income, net of tax	3,840	5,209

Comprehensive loss	$(3,546)	$(2,466)

(1)	Net of tax expense of $144 for the three months ended March 31, 2022.

(2)	Net of tax (benefit) expense of $(62) and $279 for the three months ended March 31, 2023 and 2022, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31, (in thousands)	2023	2022

OPERATING ACTIVITIES:
Net loss	$(7,386)	$(7,675)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	6,573	6,877
Amortization, including accretion and write-off of deferred financing costs	1,946	2,357
Deferred income taxes	(2,536)	(605)
Loss of equity method investee	171	81
Gain on sale of fixed assets	(886)	(94)
Share-based compensation expense	69	1,098
Excess tax deficiency related to share-based compensation expense	34	265
Changes in operating assets and liabilities:
Accounts receivable, net	(16,833)	(6,129)
Inventories, net	(15,228)	(9,812)
Prepaid expenses and other assets	1,943	(12,842)
Accounts payable	21,264	6,581
Accrued expenses and other liabilities	1,687	87
Net cash used for operating activities	(9,182)	(19,811)

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(10,110)	(7,368)
Proceeds from sale of fixed assets	1,355	132
Net cash used for investing activities	(8,755)	(7,236)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	8,000	—
Revolving credit facility payments	(8,568)	(16,000)
Proceeds from issuance of debt	8,148	9,834
Repayments of debt	(8,475)	(10,311)
Repurchase of Common Shares to satisfy employee tax withholding	(1,224)	(669)
Net cash used for financing activities	(2,119)	(17,146)

Effect of exchange rate changes on cash and cash equivalents	423	34
Net change in cash and cash equivalents	(19,633)	(44,159)
Cash and cash equivalents at beginning of period	54,798	85,547

Cash and cash equivalents at end of period	$35,165	$41,388

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$2,494	$1,435
Cash paid for income taxes, net	$2,611	$1,491
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands)	Number of Common Shares outstanding	Number of treasury shares	Additional paid-in capital	Common Shares held in treasury	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity

BALANCE DECEMBER 31, 2021	27,191	1,775	$232,490	$(55,264)	$215,748	$(97,024)	$295,950
Net loss	—	—	—	—	(7,675)	—	(7,675)
Unrealized gain on derivatives, net	—	—	—	—	—	1,048	1,048
Currency translation adjustments	—	—	—	—	—	4,161	4,161
Issuance of Common Shares	161	(161)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(36)	36	—	4,093	—	—	4,093
Share-based compensation, net	—	—	(3,653)	—	—	—	(3,653)
BALANCE MARCH 31, 2022	27,316	1,650	$228,837	$(51,171)	$208,073	$(91,815)	$293,924

BALANCE DECEMBER 31, 2022	27,341	1,625	232,758	(50,366)	201,692	(103,142)	280,942
Net loss	—	—	—	—	(7,386)	—	(7,386)
Unrealized loss on derivatives, net	—	—	—	—	—	(232)	(232)
Currency translation adjustments	—	—	—	—	—	4,072	4,072
Issuance of Common Shares	234	(234)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(62)	62	—	5,649	—	—	5,649
Share-based compensation, net	—	—	(6,802)	—	—	—	(6,802)
BALANCE MARCH 31, 2023	27,513	1,453	$225,956	$(44,717)	$194,306	$(99,302)	$276,243
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(1) Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2022 Form 10-K.
Reclassifications
Certain prior period amounts have been reclassified to conform to their 2023 presentation in the condensed consolidated financial statements.
(2) Recently Issued Accounting Standards
Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance in ASU 2020-04 provides temporary optional expedient and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”) (also known as the “reference rate reform”). The guidance allows companies to elect not to apply certain modification accounting requirements to contracts affected by the reference rate reform, if certain criteria are met. The guidance will also allow companies to elect various optional expedients, which would allow them to continue to apply hedge accounting for hedging relationships affected by the reference rate reform, if certain criteria are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2023. As of March 31, 2023, the Company has not yet had contracts modified due to rate reform.
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
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three months ended March 31, 2023 and 2022:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Three months ended March 31,	2023	2022	2023	2022	2023	2022	2023	2022
Net Sales:
North America	$75,681	$71,490	$48,045	$32,338	$—	$—	$123,726	$103,828
South America	—	—	—	—	14,256	12,045	14,256	12,045
Europe	—	—	87,246	91,785	—	—	87,246	91,785
Asia Pacific	10,261	12,570	5,836	830	—	—	16,097	13,400
Total net sales	$85,942	$84,060	$141,127	$124,953	$14,256	$12,045	$241,325	$221,058
___________________________
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
Our aftermarket products are focused on meeting the demand for repair and replacement parts, compliance parts and accessories and are sold primarily to aftermarket distributors and mass retailers in our South American, European and North American markets. Aftermarket products have one type of performance obligation which is the delivery of aftermarket parts and spare parts. For aftermarket customers, the Company typically has standard terms and conditions for all customers. In addition, aftermarket products have alternative use as they can be sold to multiple customers. Revenue for aftermarket part production contracts is recognized at a point in time when the control of the parts transfers to the customer which is based on the shipping terms. Aftermarket contracts may include variable consideration related to discounts and rebates which is included in the transaction price upon recognizing the product revenue.
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
Contract Balances
The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of March 31, 2023 and December 31, 2022.
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

	March 31, 2023	December 31, 2022
Raw materials	$132,302	$121,983
Work-in-progress	9,414	7,812
Finished goods	26,985	22,785
Total inventories, net	$168,701	$152,580
Inventory valued using the FIFO method was $154,203 and $139,996 at March 31, 2023 and December 31, 2022, respectively. Inventory valued using the average cost method was $14,498 and $12,584 at March 31, 2023 and December 31, 2022, respectively.
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
Derivative Instruments and Hedging Activities
On March 31, 2023, the Company had no open foreign currency forward contracts. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2022. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments have been financial institutions with investment grade credit ratings.
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
The Company elected to assess hedge effectiveness of the net investment hedges under the spot method. Accordingly, periodic changes in the fair value of the derivative instruments attributable to factors other than spot exchange rate variability were excluded from the measurement of hedge ineffectiveness and reported directly in earnings each reporting period. The change in fair value of these derivative instruments was recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the condensed consolidated balance sheets. The Company had no outstanding net investment hedges at March 31, 2023 or December 31, 2022.
Cash Flow Hedges
The Company entered into foreign currency forward contracts to hedge the Mexican peso currency in 2022. These forward contracts were executed to hedge forecasted transactions and have been accounted for as cash flow hedges. As such, gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive loss, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated other comprehensive loss fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. The cash flow hedges were highly effective. The effectiveness of the transactions was measured using regression analysis and forecasted future purchases of the currency.
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
The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:
Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges
The Company held Mexican peso-denominated foreign currency forward contracts that expired ratably on a monthly basis from January 2022 to December 2022. The notional amount at December 31, 2022 related to Mexican peso-denominated foreign currency forward contracts was $0.
Interest Rate Risk
Interest Rate Risk – Cash Flow Hedge
On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Interest Rate Swap”) with a notional amount of $50,000 to hedge its exposure to interest payment fluctuations on a portion of its Credit Facility borrowings. The Interest Rate Swap matured on March 10, 2023. The Interest Rate Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's Credit Facility that has a current balance of $167,393 at March 31, 2023. Accordingly, the change in fair value of the Interest Rate Swap was recognized in accumulated other comprehensive loss. The Interest Rate Swap agreement required monthly settlements on the same days that the Credit Facility interest payments are due and had a maturity date of March 10, 2023, which was prior to the Credit Facility maturity date of June 4, 2024. Under the Interest Rate Swap terms, the Company paid a fixed interest rate and received a floating interest rate based on the one-month LIBOR, with a floor. The critical terms of the Interest Rate Swap were aligned with the terms of the Credit Facility, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Interest Rate Swap were recognized as a component of interest expense, net on the condensed consolidated statements of operations. The Interest Rate Swap settlements reduced interest expense, net by $290 and increased interest expense, net by $153 for the three months ended March 31, 2023 and 2022, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Notional amounts (A)		Prepaid expenses and other current assets
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$—	$—	$—	$—
Interest rate swap	$—	$50,000	$—	$294
Net investment hedges:
Cross-currency swaps	$—	$—	$—	$—
_____________________________
(A)Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.
Gross amounts recorded for the cash flow and net investment hedges in other comprehensive income and in net loss for the three months ended March 31 were as follows:

	Gain (loss) recorded in other comprehensive income		Gain (loss) reclassified from other comprehensive income into net loss (A)
	2023	2022	2023	2022
Derivatives designated as cash flow hedges:
Forward currency contracts	$—	$915	$—	$251
Interest rate swap	$(4)	$510	$290	$(153)
Derivatives designated as net investment hedges:
Cross-currency swaps	$—	$687	$—	$—
_____________________________

(A)
Gains reclassified from other comprehensive income into net loss recognized in selling, general and administrative expenses (“SG&A”) in the Company’s condensed consolidated statements of operations were $0 and $51 for the three months ended March 31, 2023 and 2022, respectively. Gains reclassified from other comprehensive income into net loss recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $0 and $199 for the three months ended March 31, 2023 and 2022, respectively. Gains (losses) reclassified from other comprehensive income into net loss recognized in interest expense, net in the Company’s condensed consolidated statements of operations were $290 and $(153) for the three months ended March 31, 2023 and 2022, respectively.

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

		March 31, 2023			December 31, 2022
		Fair values estimated using
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs	Fair value
Financial assets carried at fair value:
Interest rate swap	—	—	—	—	294
Total financial assets carried at fair value	$—	$—	$—	$—	$294

The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

Stoneridge Brazil
2022
Balance at January 1	$7,351
Foreign currency adjustments	1,308
Balance at March 31	$8,659
The Company was required to pay the Stoneridge Brazil earn-out consideration based on Stoneridge Brazil’s financial performance in 2021. The fair value of the Stoneridge Brazil earn-out consideration was based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) in 2021. The Stoneridge Brazil earn-out consideration obligation was recorded within accrued expenses and other current liabilities in the condensed consolidated balance sheets as of December 31, 2021. The earn-out consideration obligation of $8,272 was paid in April 2022 and recorded in the condensed consolidated statement of cash flows within operating and financing activities in the amounts of $1,996 and $6,276, respectively.
The foreign currency impact related to the Stoneridge Brazil earn-out consideration was included in other expense, net in the condensed consolidated statements of operations.
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three months ended March 31, 2023.
(6) Share-Based Compensation
Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $69 and $1,098 for the three months ended March 31, 2023 and 2022, respectively. The three months ended March 31, 2023 included income from the forfeiture of certain grants associated with employee resignations.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(7) Debt
Debt consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022	Interest rates at March 31, 2023	Maturity
Revolving Credit Facility
Credit Facility	$167,393	$167,802	7.16%	June 2024

Debt
Sweden short-term credit line	—	—
Suzhou short-term credit line	1,456	1,450	3.70%	June 2023
Total debt	1,456	1,450
Less: current portion	(1,456)	(1,450)
Total long-term debt, net	$—	$—
Revolving Credit Facility
On June 5, 2019, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility provided for a $400,000 senior secured revolving credit facility (which, as described below in the discussion of Amendment No. 3 to the Credit Facility was amended to be a $300,000 credit commitment) and it replaced and superseded the Third Amended and Restated Credit Agreement that provided for a $300,000 revolving credit facility. The Credit Facility had an accordion feature that allowed the Company to increase the availability by up to $150,000 upon the satisfaction of certain conditions and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Credit Facility has a termination date of June 5, 2024. Borrowings under the Credit Facility bear interest at either the Base Rate or the LIBOR rate, at the Company’s option, plus the applicable margin as set forth in the Credit Facility. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio.
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
Amendment No. 3 also incorporated hardwired mechanics to permit a future replacement of LIBOR as the interest reference rate without lender consent.
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
The Company capitalized $332 of deferred financing costs as a result of entering into Amendment No. 4.
Borrowings outstanding on the Credit Facility were $167,393 and $167,802 at March 31, 2023 and December 31, 2022, respectively.
As a result of the amendments, the Company was in compliance with all Credit Facility covenants at March 31, 2023 and December 31, 2022.
The Company also has outstanding letters of credit of $1,626 at both March 31, 2023 and December 31, 2022.
Debt
The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $1,928 and $1,922, at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, there were no borrowings outstanding on this overdraft credit line. During the three months ended March 31, 2023, the subsidiary borrowed and repaid 85,054 Swedish krona, or $8,197.
The Company’s wholly owned subsidiary located in Suzhou, China (the “Suzhou subsidiary”), has lines of credit (the “Suzhou credit line”) that allow up to a maximum borrowing level of 20,000 Chinese yuan, or $2,912 and $2,900 at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, there was $1,456 and $1,450, respectively, in borrowings outstanding on the Suzhou credit line with weighted-average interest rates of 3.70% at both March 31, 2023 and December 31, 2022, respectively. The Suzhou credit line is included on the condensed

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60,000 Chinese yuan, or $8,737 and $8,699 at March 31, 2023 and December 31, 2022, respectively. There was $4,004 and $1,998 utilized on the Suzhou bank acceptance draft line of credit at March 31, 2023 and December 31, 2022, respectively. The Suzhou bank acceptance draft line of credit is included on the condensed consolidated balance sheet within accounts payable.
(8) Loss Per Share
Basic loss per share was computed by dividing net loss by the weighted-average number of Common Shares outstanding for each respective period. Diluted loss per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 292,860 and 218,727 for the three months ended March 31, 2023 and 2022, respectively, were excluded from diluted loss per share because the effect would be anti-dilutive.
Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended March 31,
	2023	2022
Basic weighted-average Common Shares outstanding	27,349,357	27,198,677
Effect of dilutive shares	—	—
Diluted weighted-average Common Shares outstanding	27,349,357	27,198,677
There were 521,304 and 797,873 performance-based right to receive Common Shares outstanding at March 31, 2023 and 2022, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.
(9) Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income for the three months ended March 31, 2023 and 2022 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at January 1, 2023	$(103,374)	$232	$(103,142)
Other comprehensive income (loss) before reclassifications	4,072	(3)	4,069
Amounts reclassified from accumulated other comprehensive loss	—	(229)	(229)
Net other comprehensive income (loss), net of tax	4,072	(232)	3,840
Balance at March 31, 2023	$(99,302)	$—	$(99,302)

Balance at January 1, 2022	$(97,203)	$179	$(97,024)
Other comprehensive income before reclassifications	4,161	1,126	5,287
Amounts reclassified from accumulated other comprehensive loss	—	(78)	(78)
Net other comprehensive income, net of tax	4,161	1,048	5,209
Balance at March 31, 2022	$(93,042)	$1,227	$(91,815)
(10) Commitments and Contingencies
From time to time, we are subject to various legal actions and claims incidental to our business, including those arising out of breach of contracts, product warranties, product liability, patent infringement, regulatory matters and employment-related matters. The Company establishes accruals for matters which it believes that losses are probable and can be reasonably

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
estimated. Although it is not possible to predict with certainty the outcome of these matters, the Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on its consolidated results of operations or financial position.
As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three months ended March 31, 2023 and 2022, the Company recognized expense of $125 and $0 respectively, related to groundwater remediation. At March 31, 2023 and December 31, 2022, the Company accrued $278 and $246, respectively, related to expected future remediation costs. At March 31, 2023 and December 31, 2022, $271 and $132, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amounts as of March 31, 2023 and December 31, 2022 were recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.
The Company’s Stoneridge Brazil subsidiary has civil, labor and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$47,898 ($9,428) and R$47,820 ($9,165) at March 31, 2023 and December 31, 2022, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations.
On August 12, 2020, the Brazilian Administrative Counsel for Economic Defense (“CADE”) issued a ruling against Stoneridge Brazil for abuse of dominance and market foreclosure through its prior use of exclusivity provisions in agreements with its distributors. The CADE tribunal imposed a R$7,995 ($1,574) fine which is included in the reasonably possible contingencies noted above. The Company is challenging this ruling in Brazilian federal court to reverse this decision by the CADE tribunal.
Product Warranty and Recall
Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims, forecasts of the resolution of existing claims, expected future claims on products sold and commercial discussions with our customers. The key factors in our estimate are the warranty period and the customer source. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall reserve included $4,979 and $4,437 of a long-term liability at March 31, 2023 and December 31, 2022, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.
The following provides a reconciliation of changes in product warranty and recall reserve liability:

Three months ended March 31,	2023	2022
Product warranty and recall reserve at beginning of period	$13,477	$9,846
Accruals for warranties established during period	4,329	3,058
Aggregate changes in pre-existing liabilities due to claim developments	141	—
Settlements made during the period	(2,025)	(2,992)
Foreign currency translation	66	(94)
Product warranty and recall reserve at end of period	$15,988	$9,818

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
The settlement of liabilities associated with the exit of the PM sensor line that relate to the Control Devices reportable segment include the following:

	Accrual as of January 1, 2022	2022 Charge to Expense	Utilization		Accrual as of March 31, 2022
			Cash	Non-Cash
Employee termination benefits	35	—	(35)	—	—
Total	$35	$—	$(35)	$—	$—
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
The settlement of liabilities associated with for the Canton Restructuring that relate to the Control Devices reportable segment include the following:

	Accrual as of January 1, 2022	2022 Charge to Expense	Utilization		Accrual as of March 31, 2022
			Cash	Non-Cash
Employee termination benefits	$93	$—	$(93)	$—	$—
Total	$93	$—	$(93)	$—	$—
In addition to specific restructuring activities, the Company regularly evaluates the performance of its businesses and cost structures, including personnel, and makes necessary changes thereto in order to optimize its results. The Company also evaluates the required skill sets of its personnel and periodically makes strategic changes. As a consequence of these actions, the Company incurs severance related costs that are referred to as business realignment charges.
Business realignment charges incurred by reportable segment were as follows:

	Three months ended March 31,
	2023	2022
Electronics (A)	309	—
Stoneridge Brazil (B)	—	34
Unallocated Corporate (C)	953	—
Total business realignment charges	$1,262	$34
_____________________________________

(A)	Severance costs for the three months ended March 31, 2023 related to COGS and SG&A were $175 and $134, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

(B)	Severance costs for the three months ended March 31, 2022 related to SG&A were $34.

(C)	Employee separation related costs for the three months ended March 31, 2023 related to SG&A were $953.
Business realignment charges incurred, classified by statement of operations line item were as follows:

	Three months ended March 31,
	2023	2022
Cost of goods sold	$175	$—
Selling, general and administrative	1,087	34
Total business realignment charges	$1,262	$34
(12) Income Taxes
For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income. Tax jurisdictions with a projected or year to date loss for which a benefit cannot be realized are excluded.
For the three months ended March 31, 2023, income tax benefit of $708 was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 8.7% varies from the statutory rate primarily due to U.S. taxes on foreign earnings and non-deductible expenses offset by the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives.
For the three months ended March 31, 2022, income tax expense of $1,493 was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (24.2)% varies from the statutory rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions as well as U.S. tax on foreign earnings offset by tax credits and incentives.
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
The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company’s 2022 Form 10-K. The Company’s management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and operating income. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
A summary of financial information by reportable segment is as follows:

Three months ended March 31,	2023	2022
Net Sales:
Control Devices	$85,942	$84,060
Inter-segment sales	734	930
Control Devices net sales	86,676	84,990
Electronics	141,127	124,953
Inter-segment sales	8,516	7,711
Electronics net sales	149,643	132,664
Stoneridge Brazil	14,256	12,045
Inter-segment sales	—	—
Stoneridge Brazil net sales	14,256	12,045
Eliminations	(9,250)	(8,641)
Total net sales	$241,325	$221,058
Operating (Loss) Income:
Control Devices	$2,087	$6,776
Electronics	1,400	(2,712)
Stoneridge Brazil	1,343	492
Unallocated Corporate (A)	(8,859)	(7,540)
Total operating loss	$(4,029)	$(2,984)
Depreciation and Amortization:
Control Devices	$3,174	$3,561
Electronics	3,464	3,593
Stoneridge Brazil	1,085	991
Unallocated Corporate	602	561
Total depreciation and amortization (B)	$8,325	$8,706
Interest Expense (Income), net:
Control Devices	$18	$25
Electronics	485	73
Stoneridge Brazil	(270)	(158)
Unallocated Corporate	2,513	1,846
Total interest expense, net	$2,746	$1,786
Capital Expenditures:
Control Devices	$1,956	$3,845
Electronics	6,207	2,833
Stoneridge Brazil	636	669
Unallocated Corporate(C)	112	21
Total capital expenditures	$8,911	$7,368

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

	March 31, 2023	December 31, 2022
Total Assets:
Control Devices	$177,154	$174,535
Electronics	380,666	369,232
Stoneridge Brazil	64,128	60,861
Corporate (C)	421,554	419,469
Eliminations	(372,764)	(371,992)
Total assets	$670,738	$652,105
The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

Three months ended March 31,	2023	2022
Net Sales:
North America	$123,726	$103,828
South America	14,256	12,045
Europe and Other	103,343	105,185
Total net sales	$241,325	$221,058

	March 31, 2023	December 31, 2022
Long-term Assets:
North America	$94,451	$92,149
South America	32,471	31,796
Europe and Other	120,680	118,609
Total long-term assets	$247,602	$242,554
__________________________________________________________
(A)Unallocated Corporate expenses include, among other items, accounting/finance, human resources, information technology and legal costs as well as share-based compensation.
(B)These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)Assets located at Corporate consist primarily of cash, intercompany loan receivables, fixed assets for the corporate headquarter building, leased assets, information technology assets, equity investments and investments in subsidiaries.
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
Other Investments
In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company did not contribute to or receive distributions from

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Autotech Fund II during the three months ended March 31, 2023 or 2022. The Company has a 6.5% interest in Autotech Fund II. The Company recognized losses of $171 and $81 during the three months ended March 31, 2023 and 2022, respectively. The Autotech Fund II investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $8,473 and $8,644 as of March 31, 2023 and December 31, 2022, respectively.

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
First Quarter Overview
During the first quarter of 2023, we benefited from both increased volumes in our North American and European commercial, and North American automotive markets due to improvements in material availability, customer production schedules and end market demand. We continue to benefit from the negotiated pricing actions previously agreed to with the majority of our customers which continue to offset a portion of the incremental material and supply chain related costs we have continued to incur. The Company continues to work with our customers to preserve gross margin through price increases aligned with current market conditions and is executing on initiatives to reduce supply chain related costs and improve working capital. In the first quarter of 2023, we experienced some moderation of commercial and operational challenges including material availability, material costs and customer production schedules volatility. While these challenges continue, we are focusing on our long-term growth initiatives that we expect will drive profitable growth in 2023 and beyond.
The Company had net loss of $(7.4) million, or $(0.27) per diluted share, for the three months ended March 31, 2023.
Net loss for the quarter ended March 31, 2023 decreased by $0.3 million, or $0.01 per diluted share, from net loss of $(7.7) million, or $(0.28) per diluted share, for the three months ended March 31, 2022. Net loss decreased primarily due to additional contribution from higher sales levels offset by higher business realignment and interest costs. Net sales increased by $20.3 million, or 9.2%, primarily from higher volumes in our served markets offset by lower required electronic component spot buy purchases and adverse foreign currency movements in our Electronics segment. During the first quarter, the overall transportation industry continued to be challenged by on-going supply chain disruptions including electronic component shortages even though these conditions have improved relative to prior quarters.
Our Control Devices segment net sales increased by 2.2% compared to the first quarter of 2022 primarily as a result of higher North American automotive volumes including production ramp-up of new products and negotiated price increases offset by lower China automotive volumes. Segment gross margin decreased due to higher material costs and unfavorable sales mix. Segment operating income decreased due to lower gross margin.
Our Electronics segment net sales increased by 12.9% compared to the first quarter of 2022 primarily due to increased sales volumes in our European commercial and North American commercial vehicle markets including the continued ramp up of previously launched new products offset by lower required electronic component spot buy purchases. Segment gross margin as a percent of sales increased primarily due to higher contribution from higher sales levels and lower required electronic component spot buy purchases offset by an increase in material and labor costs. Operating income for the segment increased compared to the first quarter of 2022 primarily due to higher gross margin.
Our Stoneridge Brazil segment net sales increased by 18.4% compared to the first quarter of 2022 primarily due to higher sales of our OEM products and tracking devices offset by lower sales demand for our other product lines. Segment gross margin increased due to increased contribution margin from higher sales. Operating income increased due to higher gross margin.

In the first quarter of 2023, SG&A expenses increased by $2.5 million compared to the first quarter of 2022 primarily due to higher current quarter business realignment costs of $1.1 million and 2022 favorable legal settlements offset by a gain on the disposal of fixed assets.
In the first quarter of 2023, D&D costs remained consistent with the prior year first quarter as higher spending was offset by an increase in the capitalization of software development costs.
At March 31, 2023 and December 31, 2022, we had cash and cash equivalents balances of $35.2 million and $54.8 million, respectively, and we had $167.4 million and $167.8 million, respectively, in borrowings outstanding on our Credit Facility. The 2023 decrease in cash and cash equivalents was due to capital expenditures for new product launches and higher working capital from the return to normalized sales and production levels after year end shut downs.
Outlook
The Company believes that focusing on products that address industry megatrends will have a positive effect on both our top-line growth and underlying margins. For example, the Company is aligned with platforms likely to perform well against overall market dynamics including our content on electrified vehicle platforms and our continued focus on safety-based products.
Since the first quarter of 2021, we have been experiencing supply chain related disruptions, due to a worldwide semiconductor shortage, as well as other material availability constraints, which continue and have resulted in longer lead-times, higher costs and delays in procuring other component parts and raw materials. In addition, global inflation has increased significantly since 2021. Rising costs of materials, labor and other inputs used to manufacture and sell our products, including freight and logistics costs, have impacted, and may continue to impact, our results. While incremental material costs have started to moderate, we expect material cost inflation to persist throughout 2023 which will continue to put pressure on margins. In order to minimize the impact of these incremental costs, we have taken several actions, including continuing to negotiate price increases and cost recoveries with our customers and implementing supply chain strategies. In addition, we have taken actions to optimize our organizational structure, reduce discretionary spending and improve operating leverage. We will continue to evaluate macroeconomic conditions and expect ongoing discussions with our customers regarding price increases and other cost recovery actions to improve our margin performance. During the first quarter of 2023, we experienced sequential monthly revenue increases supporting our expectations for continued revenue growth in 2023.
Based on IHS Market production forecast, the North American automotive market is expected to increase to 15.1 million units in 2023 from 14.3 million units in 2022 as this market continues to recover from supply chain disruptions and economic headwinds. The Company expects sales volumes in our Control Devices segment to increase from 2022 based on production forecasts and market conditions as well as incremental revenue from high-demand powertrain actuation program launches. We will continue to focus on growing our core product portfolio aligned with powertrain electrification by investing in our actuation and electrification focused sensor businesses as we anticipate greater opportunities as powertrains become increasingly electrified. However, on-going global supply chain disruptions, including the global semiconductor supply shortage, material and labor cost inflation could adversely impact our sales volumes and gross margin for the remainder of 2023.
For 2023, we expect an increase in our Electronics’ segment sales compared to 2022 primarily due to strong demand for our products in our commercial vehicle end markets and the ramp-up of new product launches even though production volumes in our European and North American commercial markets are expected decrease approximately 2.0% to 3.5%. In addition, we expect increased sales from the continued roll out of our MirrorEye camera-based vision systems including the first OEM launch of our MirrorEye system in North America. Customer recoveries related to spot buys of materials purchased for our customers increased net sales by $58.4 million for the full year 2022 and $9.1 million for the first quarter ended March 31, 2023. Spot buy material purchasing activity, which is recognized as revenue and material costs, was mostly passed through to the customer and was driven by electronic component shortages. The Company expects spot buy activity to moderate but continue in 2023 and cannot predict the duration or magnitude of continued spot buy activity due to volatile supply chains and component availability. We expect to continue to offset a significant majority of spot buy related costs going forward and expect continued reduction in overall spot buy costs in 2023. In addition, we expect customer negotiated price increases to favorably impact sales and mitigate the impact of cost pressure on margin in 2023.
In 2022, our gross D&D spend increased to support near term launches of awarded business in both our Electronics and Control Devices segments. In 2023, we expect that our D&D spending will stabilize as we continue to align our global engineering capabilities in order to develop advanced technologies and systems within our portfolio of products and we expect to sustain current levels of customer reimbursement to support specific programs and products.
Our 2022 Stoneridge Brazil segment revenues decreased compared to the prior year due to lower sales of most of our product lines offset by favorable foreign currency translation and slightly higher sales of tracking devices and monitoring service fees. In October 2022, the International Monetary Fund forecasted the Brazil gross domestic product to grow 2.8% in 2022 and 1.0% in 2023. We expect our served market channels to remain stable in 2023 based on current market conditions. Stoneridge Brazil will focus on continuing to grow our OEM capabilities in-region to better support our global customers. This will drive steady future growth and provide a platform to continue to rotate our local portfolio to more closely align with our global business. Our financial performance in our Stoneridge Brazil segment is also subject to uncertainty from movements in the Brazilian Real and Argentina Peso foreign currencies.
As a result of supply chain disruptions and production schedule volatility, our working capital balances, specifically inventory, have increased significantly compared to historical levels. In addition, inventory has also increased from product launches in our Electronics and Control Devices segments. We continue to engage in initiatives to reduce working capital including reducing on-hand inventory by refining our procurement process and managing the on-time collection of our accounts receivable balances.
We expect higher interest expense in 2023 driven by higher benchmark rates on our Credit Facility.
Our future effective tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles and our jurisdictional mix of earnings. We monitor these factors and adjust our effective tax rate accordingly.
Other Matters
A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. Dollar strengthened against the Mexican peso in 2023 and the euro, Swedish krona and Argentine peso in 2022, unfavorably impacting our reported results.
On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter sensor product line (“PM Sensor Exit”). The costs for the PM Sensor Exit included employee severance and termination costs and other related costs including supplier settlements. Non-cash charges included impairment and accelerated depreciation of fixed assets associated with PM sensor production. We did not recognize any expense as a result of this initiative during the three months ended March 31, 2023 and 2022. The only remaining costs relate to potential commercial settlements and legal fees that we continue to negotiate. The estimated additional cost related to these settlements and fees is up to $4.2 million.
We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance and resignation related costs that we refer to as business realignment charges. Business realignment costs of $1.3 million and less than $0.1 million were incurred during the three months ended March 31, 2023 and 2022, respectively.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Three months ended March 31,	2023		2022		Dollar increase (decrease)
Net sales	$241,325	100.0%	$221,058	100.0%	$20,267
Costs and expenses:
Cost of goods sold	198,523	82.3	179,615	81.3	18,908
Selling, general and administrative	29,863	12.4	27,399	12.4	2,464
Design and development	16,968	7.0	17,028	7.7	(60)
Operating loss	(4,029)	(1.7)	(2,984)	(1.3)	(1,045)
Interest expense, net	2,746	1.1	1,786	0.8	960
Equity in loss of investee	171	0.1	81	—	90
Other expense, net	1,148	0.5	1,331	0.6	(183)
Loss before income taxes	(8,094)	(3.4)	(6,182)	(2.8)	(1,912)
(Benefit) provision for income taxes	(708)	(0.3)	1,493	0.7	(2,201)
Net loss	$(7,386)	(3.1)%	$(7,675)	(3.5)%	$289

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Three months ended March 31,	2023		2022		Dollar increase	Percent increase
Control Devices	$85,942	35.6%	$84,060	38.0%	$1,882	2.2%
Electronics	141,127	58.5	124,953	56.6	16,174	12.9%
Stoneridge Brazil	14,256	5.9	12,045	5.4	2,211	18.4%
Total net sales	$241,325	100.0%	$221,058	100.0%	$20,267	9.2%
Our Control Devices segment net sales increased $1.9 million due to an increase in our North American automotive market of $3.7 million and negotiated price increases of $1.2 million offset by a decrease in our China automotive and other markets of $1.4 million and $0.8 million, respectively. In addition, first quarter of 2023 net sales were impacted by an increase in unfavorable foreign currency translation of $0.9 million.
Our Electronics segment net sales increased $16.2 million due to higher sales volumes in our European, North American and China commercial vehicle markets of $26.1 million, $12.3 million and $1.1 million, respectively. These increases were offset by the impact of lower required electronic component spot buy purchases of $13.4 million compared to the first quarter of 2022. In addition, we experienced lower sales volumes in our European off-highway vehicle market of $3.7 million and unfavorable euro and Swedish krona foreign currency translation of $6.6 million compared to the prior year quarter.
Our Stoneridge Brazil segment net sales increased due to higher sales in our OEM products and tracking devices offset by lower sales demand for our other product lines.
Net sales by geographic location are summarized in the following table (in thousands):

Three months ended March 31,	2023		2022		Dollar increase (decrease)	Percent increase (decrease)
North America	$123,726	51.3%	$103,828	47.0%	$19,898	19.2%
South America	14,256	5.9	12,045	5.4	2,211	18.4%
Europe and Other	103,343	42.8	105,185	47.6	(1,842)	(1.8)%
Total net sales	$241,325	100.0%	$221,058	100.0%	$20,267	9.2%
The increase in North American net sales was mostly attributable to an increase in sales volume in our commercial vehicle market of $11.7 million and in our automotive market of $3.7 million as well as negotiated price increases and higher required customer recoveries of electronic component spot buys of $1.4 million and $0.8 million, respectively.
The increase in net sales in South America was primarily due to higher sales in our OEM products and tracking devices offset by lower sales demand for our other product lines.
The decrease in net sales in Europe and Other was due to decreases in required customer recoveries of electronic component spot buys and negotiated price increases of $18.2 million and $1.7 million, respectively. In addition, we experienced decreases in our European off-highway and China automotive markets of $3.7 million and $1.4 million, respectively, as well as unfavorable foreign currency translation of $7.5 million. These decreases were offset by increases in our European commercial vehicle market of $26.1 million.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the first quarter of 2022 and our gross margin decreased from 18.7% in the first quarter of 2022 to 17.7% in the first quarter of 2023. Our material cost as a percentage of net sales increased from 62.3% in the first quarter of 2022 to 62.6% in the first quarter of 2023 from higher material costs resulting from adverse foreign exchange fluctuations and material inflation. Cost of goods sold also increased by $9.1 million, or 3.8% of net sales, and $24.4 million, or 11.0% of sales, for the first quarter of 2023 and 2022, respectively, from the impact of electronic component spot buy purchases, which were offset by customer recoveries. The impact of these spot buy purchases reduced gross margin percent by 0.7%. Overhead as a percentage of net sales was 14.8% and 14.4% for the first quarters of 2023 and 2022, respectively.
Our Control Devices segment gross margin decreased primarily due to higher material costs associated with inflation and an unfavorable sales mix.

Our Electronics segment gross margin increased due to the contribution from higher sales levels and the reduction of the adverse effect of required electronic component spot buy purchases, net of customer recoveries offset by higher material and labor costs.
Our Stoneridge Brazil segment gross margin increased primarily due to increased contribution from higher sales.
Selling, General and Administrative. SG&A expenses increased by $2.5 million primarily due to higher business realignment costs of $1.1 million. In addition our Control Devices segment recognized 2022 favorable legal settlements offset by a 2023 gain on the sale of fixed assets of an idled sensor production line.
Design and Development. D&D costs were consistent with the prior year first quarter as higher spending was offset by higher capitalized software development costs of $1.2 million in our Electronics segment.
Operating Loss. Operating (loss) income by segment is summarized in the following table (in thousands):

Three months ended March 31,	2023	2022	Dollar increase (decrease)	Percent increase (decrease)
Control Devices	$2,087	$6,776	$(4,689)	(69.2)%
Electronics	1,400	(2,712)	4,112	151.6
Stoneridge Brazil	1,343	492	851	173.0
Unallocated corporate	(8,859)	(7,540)	(1,319)	(17.5)
Operating loss	$(4,029)	$(2,984)	$(1,045)	(35.0)%
Our Control Devices segment operating income decreased due to lower gross margin primarily resulting from higher material costs, unfavorable sales mix and a 2022 favorable legal settlement offset by the gain on disposal of fixed assets of $0.8 million.
Our Electronics segment operating income increased primarily due to higher contribution from higher sales offset by higher material and labor as well as adverse foreign exchange fluctuations.
Our Stoneridge Brazil segment operating income increased due to contribution from higher sales levels.
Our unallocated corporate operating loss increased primarily from higher business realignment costs associated with employee separation related costs of $1.0 million.
Operating (loss) income by geographic location is summarized in the following table (in thousands):

Three months ended March 31,	2023	2022	Dollar increase (decrease)	Percent increase (decrease)
North America	$(6,871)	$(2,525)	$(4,346)	(172.1)%
South America	1,343	492	851	173.0
Europe and Other	1,499	(951)	2,450	257.6
Operating loss	$(4,029)	$(2,984)	$(1,045)	(35.0)%
Our North American operating loss increased due to higher material and labor costs, higher business realignment costs and a 2022 favorable legal settlement offset by a gain on disposal of fixed assets. Operating income in South America increased due to higher sales levels. Our operating results in Europe and Other increased primarily due to contribution from higher sales levels.
Interest Expense, net. Interest expense, net was $2.7 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively. The increase for the quarter ended March 31, 2023, was the result of higher benchmark rates affecting the company’s floating rate Credit Facility debt.
Equity in Loss of Investee. Equity loss for Autotech Fund II was $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

Other Expense, net. We record certain foreign currency transaction losses (gains) as a component of other expense, net on the condensed consolidated statement of operations. Other expense, net of $1.1 million decreased by $0.2 million compared to the first quarter of 2022 due to foreign currency transaction losses in Electronics, Control Devices and Stoneridge Brazil segments from the strengthening of the U.S. dollar.
(Benefit) Provision for Income Taxes. For the three months ended March 31, 2023, income tax benefit of $(0.7) million was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 8.7% varies from the statutory tax rate primarily due to U.S. taxes on foreign earnings and non-deductible expenses offset by the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives.
For the three months ended March 31, 2022, income tax expense of $1.5 million was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (24.2)% varies from the statutory tax rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions as well as U.S. taxes on foreign earnings offset by tax credits and incentives.
Liquidity and Capital Resources
Summary of Cash Flows:

Three months ended March 31,	2023	2022
Net cash provided by (used for):
Operating activities	$(9,182)	$(19,811)
Investing activities	(8,755)	(7,236)
Financing activities	(2,119)	(17,146)
Effect of exchange rate changes on cash and cash equivalents	423	34
Net change in cash and cash equivalents	$(19,633)	$(44,159)
Cash used for operating activities decreased compared to 2022 primarily due to a reduction in cash used for assets related to customer recoveries of electronic component spot buys and customer funded tooling. Our receivable terms and collections rates have remained consistent between periods presented. Our inventory levels for both periods presented are elevated compared to historical balances due to a combination of new product launches and supply chain disruptions.
Net cash used for investing activities increased compared to 2022 due to higher capital expenditures and capitalized software development costs slightly offset by increased proceeds from the disposal of fixed assets.
Net cash used for financing activities decreased compared to the prior year first quarter primarily due to higher 2022 net Credit Facility payments.
As outlined in Note 7 to our condensed consolidated financial statements, the Credit Facility permits borrowing up to a maximum level of $300.0 million. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through June 2024. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants that place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $167.4 million at March 31, 2023.
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
Amendment No. 3 also incorporated hardwired mechanics to permit a future replacement of LIBOR as the interest reference rate without lender consent.
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
As a result of the amendments, the Company was in compliance with all covenants at March 31, 2023 and December 31, 2022. The Company has not experienced a violation that would limit the Company’s ability to borrow under the Credit Facility, as amended and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance due to the adverse impact of macroeconomic conditions and supply chain disruptions on the Company’s markets and general global demand. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.
The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $1.9 million at both March 31, 2023 and December 31, 2022. At March 31, 2023 and December 31, 2022 there were no borrowings outstanding on this overdraft credit line. During the three months ended March 31, 2023, the subsidiary borrowed and repaid 85.1 million Swedish krona, or $8.2 million.
The Company’s wholly owned subsidiary located in Suzhou, China, has lines of credit that allow up to a maximum borrowing level of 20.0 million Chinese yuan, or $2.9 million at both March 31, 2023 and December 31, 2022, respectively. At both March 31, 2023 and December 31, 2022 there was $1.5 million in borrowings outstanding on the Suzhou credit line with weighted-average interest rates of 3.70%. The Suzhou credit line is included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60 million Chinese yuan, or $8.7 million at both March 31, 2023 and December 31, 2022. There was $4.0 million and $2.0 million utilized on the Suzhou bank acceptance draft line of credit at March 31, 2023 and December 31, 2022, respectively. The Suzhou bank acceptance draft line of credit is included on the condensed consolidated balance sheet within accounts payable.
On May 19, 2020, the Company committed to the strategic exit of its Control Devices PM sensor product line. The costs for the PM Sensor Exit included employee severance and termination costs, professional fees and other related costs such as potential commercial and supplier settlements. Non-cash charges included impairment of fixed assets and accelerated depreciation associated with PM sensor production. We did not recognized any expense as a result of this initiative during the three months ended March 31, 2023. The only remaining costs relate to potential commercial settlements and legal fees which we continue to negotiate. The estimated additional costs related to these settlements and fees is up to $4.2 million.

In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech, a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. As of March 31, 2023, the Company’s cumulative investment in the Autotech Fund II was $8.1 million. The Company did not contribute to or receive distributions from Autotech Fund II during the three months ended March 31, 2023 or 2022.
Our future results could also be adversely affected by unfavorable changes in foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Brazil, Argentina, Mexico, Sweden, Estonia, the Netherlands, United Kingdom and China. Currently, we do not have any foreign currency forward contracts in place, but have historically entered into foreign currency forward contracts to reduce our exposure related to certain foreign currency fluctuations. See Note 5 to the condensed consolidated financial statements for additional details. Our future results could also be unfavorably affected by increased commodity prices and material cost inflation as these fluctuations impact the cost of our raw material purchases.
At March 31, 2023, we had a cash and cash equivalents balance of approximately $35.2 million, of which 89.0% was held in foreign locations. The Company has approximately $132.6 million of undrawn commitments under the Credit Facility as of March 31, 2023, which results in total undrawn commitments and cash balances of more than $167.8 million. However, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance.
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
Critical Accounting Policies and Estimates
The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2022 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2022 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the first quarter of 2023.
Information regarding other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of the Company’s 2022 Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously presented within Part II, Item 7A of the Company’s 2022 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes with respect to risk factors previously disclosed in the Company’s 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of Common Shares made by us during the three months ended March 31, 2023. There were 61,778 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/23-1/31/23	4,858	$23.26	N/A	N/A
2/1/23-2/28/23	—	$—	N/A	N/A
3/1/23-3/31/23	56,920	$19.51	N/A	N/A
Total	61,778
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Amendment No. 4 to the Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.2
Consulting Services Agreement, dated January 30, 2023, by and between Stoneridge, Inc. and Jonathan DeGaynor (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2023).

10.3	Form of Stoneridge, Inc. Directors’ Restricted Shares Plan 2023 Grant Agreement, filed herewith.

10.4	Form of Stoneridge, Inc. Long-Term Incentive Plan 2023 Performance Shares Grant Agreement, filed herewith.

10.5	Form of Stoneridge, Inc. Long-Term Incentive Plan 2023 Restricted Share Units Agreement, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	101	XBRL Exhibits:

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104
The cover page from our Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the Securities and Exchange Commission on May 3, 2023, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: May 3, 2023	/s/ James Zizelman
James Zizelman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 3, 2023	/s/ Matthew R. Horvath
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)