Form 10-Q
period 2023-06-30
STONERIDGE INC
filed 2023-08-02
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2023
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period     for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No
The number of Common Shares, without par value, outstanding as of July 28, 2023 was 27,521,833.

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
•the ability to refinance our existing revolving Credit Facility on a timely basis prior to its June 5, 2024 maturity;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
STONERIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,705	$54,798
Accounts receivable, less reserves of $1,132 and $962, respectively	185,296	158,155
Inventories, net	175,305	152,580
Prepaid expenses and other current assets	43,277	44,018
Total current assets	438,583	409,551
Long-term assets:
Property, plant and equipment, net	106,227	104,643
Intangible assets, net	46,638	45,508
Goodwill	34,870	34,225
Operating lease right-of-use asset	12,225	13,762
Investments and other long-term assets, net	46,954	44,416
Total long-term assets	246,914	242,554
Total assets	$685,497	$652,105

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Revolving credit facility	$171,597	$—
Current portion of debt	—	1,450
Accounts payable	136,457	110,202
Accrued expenses and other current liabilities	75,579	66,040
Total current liabilities	383,633	177,692
Long-term liabilities:
Revolving credit facility	—	167,802
Deferred income taxes	7,975	8,498
Operating lease long-term liability	8,967	10,594
Other long-term liabilities	7,284	6,577
Total long-term liabilities	24,226	193,471
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	—	—
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,522 and 27,341 shares outstanding at June 30, 2023 and December 31, 2022, respectively, with no stated value	—	—
Additional paid-in capital	226,713	232,758
Common Shares held in treasury, 1,444 and 1,625 shares at June 30, 2023 and December 31, 2022, respectively, at cost	(44,367)	(50,366)
Retained earnings	191,314	201,692
Accumulated other comprehensive loss	(96,022)	(103,142)
Total shareholders' equity	277,638	280,942
Total liabilities and shareholders' equity	$685,497	$652,105
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022

Net sales	$266,814	$220,936	$508,139	$441,994
Costs and expenses:
Cost of goods sold	206,326	182,372	404,849	361,987
Selling, general and administrative	33,491	28,938	63,354	56,337
Design and development	22,666	15,554	39,634	32,582
Operating income (loss)	4,331	(5,928)	302	(8,912)
Interest expense, net	3,120	1,217	5,866	3,003
Equity in loss of investee	329	377	500	458
Other expense (income), net	2,387	(596)	3,535	735
Loss before income taxes	(1,505)	(6,926)	(9,599)	(13,108)
Provision for income taxes	1,487	413	779	1,906
Net loss	$(2,992)	$(7,339)	$(10,378)	$(15,014)

Loss per share:
Basic	$(0.11)	$(0.27)	$(0.38)	$(0.55)
Diluted	$(0.11)	$(0.27)	$(0.38)	$(0.55)

Weighted-average shares outstanding:
Basic	27,452	27,269	27,400	27,234
Diluted	27,452	27,269	27,400	27,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022

Net loss	$(2,992)	$(7,339)	$(10,378)	$(15,014)

Other comprehensive income (loss), net of tax:
Foreign currency translation (1)	2,992	(15,712)	7,064	(11,551)
Unrealized gain (loss) on derivatives (2)	288	(53)	56	995
Other comprehensive income (loss), net of tax	3,280	(15,765)	7,120	(10,556)

Comprehensive income (loss)	$288	$(23,104)	$(3,258)	$(25,570)

(1)	Net of tax benefit of $411 and $267 for the three and six months ended June 30, 2022, respectively.

(2)
Net of tax expense (benefit) $76 and $(15) for the three months ended June 30, 2023 and 2022, respectively. Net of tax expense of $15 and $264 for the six months ended June 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended June 30, (in thousands)	2023	2022

OPERATING ACTIVITIES:
Net loss	$(10,378)	$(15,014)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	13,161	13,618
Amortization, including accretion and write-off of deferred financing costs	4,004	4,323
Deferred income taxes	(3,782)	(1,868)
Loss of equity method investee	500	458
Gain on sale of fixed assets	(854)	(95)
Share-based compensation expense	1,271	2,834
Excess tax deficiency related to share-based compensation expense	66	259
Gain on settlement of net investment hedge	—	(3,716)
Changes in operating assets and liabilities:
Accounts receivable, net	(28,100)	(15,481)
Inventories, net	(23,142)	(11,864)
Prepaid expenses and other assets	3,313	(15,538)
Accounts payable	27,069	16,577
Accrued expenses and other liabilities	12,184	7,689
Net cash used for operating activities	(4,688)	(17,818)

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(18,025)	(14,890)
Proceeds from sale of fixed assets	1,729	140
Proceeds from settlement of net investment hedge	—	3,820
Investment in venture capital fund, net	—	(450)
Net cash used for investing activities	(16,296)	(11,380)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	42,000	11,190
Revolving credit facility payments	(38,068)	(16,500)
Proceeds from issuance of debt	16,402	19,163
Repayments of debt	(18,086)	(20,358)
Earn-out consideration cash payment	—	(6,276)
Repurchase of Common Shares to satisfy employee tax withholding	(1,325)	(699)
Net cash provided by (used for) financing activities	923	(13,480)

Effect of exchange rate changes on cash and cash equivalents	(32)	(2,177)
Net change in cash and cash equivalents	(20,093)	(44,855)
Cash and cash equivalents at beginning of period	54,798	85,547

Cash and cash equivalents at end of period	$34,705	$40,692

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$5,622	$3,022
Cash paid for income taxes, net	$5,927	$3,936
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands)	Number of Common Shares outstanding	Number of treasury shares	Additional paid-in capital	Common Shares held in treasury	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity

BALANCE DECEMBER 31, 2021	27,191	1,775	$232,490	$(55,264)	$215,748	$(97,024)	$295,950
Net loss	—	—	—	—	(7,675)	—	(7,675)
Unrealized gain on derivatives, net	—	—	—	—	—	1,048	1,048
Currency translation adjustments	—	—	—	—	—	4,161	4,161
Issuance of Common Shares	161	(161)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(36)	36	—	4,093	—	—	4,093
Share-based compensation, net	—	—	(3,653)	—	—	—	(3,653)
BALANCE MARCH 31, 2022	27,316	1,650	$228,837	$(51,171)	$208,073	$(91,815)	$293,924

Net loss	—	—	—	—	(7,339)	—	(7,339)
Unrealized loss on derivatives, net	—	—	—	—	—	(53)	(53)
Currency translation adjustments	—	—	—	—	—	(15,712)	(15,712)
Issuance of Common Shares	4	(4)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(2)	2	—	90	—	—	90
Share-based compensation, net	—	—	1,618	—	—	—	1,618
BALANCE June 30, 2022	27,318	1,648	$230,455	$(51,081)	$200,734	$(107,580)	$272,528

BALANCE DECEMBER 31, 2022	27,341	1,625	$232,758	$(50,366)	$201,692	$(103,142)	$280,942
Net loss	—	—	—	—	(7,386)	—	(7,386)
Unrealized loss on derivatives, net	—	—	—	—	—	(232)	(232)
Currency translation adjustments	—	—	—	—	—	4,072	4,072
Issuance of Common Shares	234	(234)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(62)	62	—	5,649	—	—	5,649
Share-based compensation, net	—	—	(6,802)	—	—	—	(6,802)
BALANCE MARCH 31, 2023	27,513	1,453	$225,956	$(44,717)	$194,306	$(99,302)	$276,243

Net loss	—	—	—	—	(2,992)	—	(2,992)
Unrealized gain on derivatives, net	—	—	—	—	—	288	288
Currency translation adjustments	—	—	—	—	—	2,992	2,992
Issuance of Common Shares	15	(15)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(6)	6	—	350	—	—	350
Share-based compensation, net	—	—	757	—	—	—	757
BALANCE June 30, 2023	27,522	1,444	$226,713	$(44,367)	$191,314	$(96,022)	$277,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(1) Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2022 Form 10-K.
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
In February 2022, we amended our credit facility to incorporate hardwired mechanics to permit a future replacement of LIBOR as the interest reference rate without lender consent. The Company is applying the guidance to impacted transactions during the transition period. The adoption of this standard does not have a material impact on the Company’s condensed consolidated financial statements.
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
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three months ended June 30, 2023 and 2022:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Three months ended June 30,	2023	2022	2023	2022	2023	2022	2023	2022
Net Sales:
North America	$78,745	$71,908	$56,845	$37,734	$—	$—	$135,590	$109,642
South America	—	—	—	—	14,908	13,349	14,908	13,349
Europe	—	—	99,169	83,578	—	—	99,169	83,578
Asia Pacific	13,375	12,658	3,772	1,709	—	—	17,147	14,367
Total net sales	$92,120	$84,566	$159,786	$123,021	$14,908	$13,349	$266,814	$220,936
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the six months ended June 30, 2023 and 2022:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Six months ended June 30,	2023	2022	2023	2022	2023	2022	2023	2022
Net Sales:
North America	$154,426	$143,398	$104,887	$70,072	$—	$—	$259,313	$213,470
South America	—	—	—	—	29,164	25,394	29,164	25,394
Europe	—	—	186,418	175,363	—	—	186,418	175,363
Asia Pacific	23,636	25,228	9,608	2,539	—	—	33,244	27,767
Total net sales	$178,062	$168,626	$300,913	$247,974	$29,164	$25,394	$508,139	$441,994
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
Contract Balances
The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of June 30, 2023 and December 31, 2022.
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

	June 30, 2023	December 31, 2022
Raw materials	$133,491	$121,983
Work-in-progress	10,337	7,812
Finished goods	31,477	22,785
Total inventories, net	$175,305	$152,580
Inventory valued using the FIFO method was $161,038 and $139,996 at June 30, 2023 and December 31, 2022, respectively. Inventory valued using the average cost method was $14,267 and $12,584 at June 30, 2023 and December 31, 2022, respectively.

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
Derivative Instruments and Hedging Activities
On June 30, 2023, the Company had open Mexican peso-denominated foreign currency forward contracts. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2023 and 2022. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.
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
Net Investment Hedges
During 2021, the Company entered into two cross-currency swaps, designated as net investment hedges, with notional values of $25,000 each that were scheduled to mature in August 2026 and August 2028. These swaps hedged a portion of the net investment in a certain euro-denominated subsidiary. As a result of favorable market conditions, on May 5, 2022, the Company unwound the two net investment hedges and recognized a net gain of $3,716, which was recorded on the Company’s condensed consolidated statement of operations as a component of other expense, net for the second quarter ended June 30, 2022. The cash received from the settlement of these swaps of $3,820 was classified in investing activities in the condensed consolidated statement of cash flows. In the fourth quarter ended December 31, 2022, the Company determined it had incorrectly recognized the net gain in the condensed consolidated statement of operations and reclassified the net gain of $3,716 to other comprehensive loss, net of tax and accumulated other comprehensive loss. This item would have increased the loss for the three months ended June 30, 2022, six months ended June 30, 2022 and nine months ended September 30, 2022 by $0.10 per share. The Company recorded the item in the three-months ended December 31, 2022 which resulted in decreased income per share by $0.10. The Company assessed the materiality of this matter from a qualitative and quantitative perspective and concluded that the impact of the error was not material to the current or previous quarterly results.
The Company elected to assess hedge effectiveness of the net investment hedges under the spot method. Accordingly, periodic changes in the fair value of the derivative instruments attributable to factors other than spot exchange rate variability were excluded from the measurement of hedge ineffectiveness and reported directly in earnings each reporting period. The change in fair value of these derivative instruments was recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the condensed consolidated balance sheets. The Company had no outstanding net investment hedges at June 30, 2023 or December 31, 2022.
Cash Flow Hedges
The Company entered into foreign currency forward contracts to hedge the Mexican peso currency in 2023 and 2022. These forward contracts were executed to hedge forecasted transactions and have been accounted for as cash flow hedges. As such, gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive loss, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated other comprehensive loss fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. The cash flow hedges were highly effective. The effectiveness of the transactions was measured using regression analysis and forecasted future purchases of the currency.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
In certain instances, the foreign currency forward contracts may not qualify for hedge accounting or are not designated as hedges and, therefore, are marked-to-market with gains and losses recognized in the Company’s condensed consolidated statements of operations as a component of other expense (income), net. During 2023 and 2022, all of the Company’s foreign currency forward contracts were designated as cash flow hedges.
The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:
Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges
The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at June 30, 2023 of $7,862 which expire ratably on a monthly basis from July 2023 to December 2023. The notional amount at December 31, 2022 related to Mexican peso-denominated foreign currency forward contracts was $0.
The Company evaluated the effectiveness of the Mexican peso and U.S. dollar-denominated forward contracts held as of June 30, 2023 and concluded that the hedges were effective.
Interest Rate Risk
Interest Rate Risk – Cash Flow Hedge
On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Interest Rate Swap”) with a notional amount of $50,000 to hedge its exposure to interest payment fluctuations on a portion of its Credit Facility borrowings. The Interest Rate Swap matured on March 10, 2023. The Interest Rate Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's Credit Facility. Accordingly, the change in fair value of the Interest Rate Swap was recognized in accumulated other comprehensive loss. The Interest Rate Swap agreement required monthly settlements on the same days that the Credit Facility interest payments were due and had a maturity date of March 10, 2023, which was prior to the Credit Facility maturity date of June 5, 2024. Under the Interest Rate Swap terms, the Company paid a fixed interest rate and received a floating interest rate based on the one-month LIBOR, with a floor. The critical terms of the Interest Rate Swap were aligned with the terms of the Credit Facility, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Interest Rate Swap were recognized as a component of interest expense, net on the condensed consolidated statements of operations. The Interest Rate Swap settlements increased interest expense, net by $80 for the three months ended June 30, 2022. The Interest Rate Swap settlements reduced interest expense, net by $290 and increased interest expense, net by $233 for the six months ended June 30, 2023 and 2022, respectively.
The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Notional amounts (A)		Prepaid expenses and other current assets
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$7,862	$—	$365	$—
Interest rate swap	$—	$50,000	$—	$294
_____________________________
(A)Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Gross amounts recorded for the cash flow and net investment hedges in other comprehensive income (loss) and in net loss for the three months ended June 30 were as follows:

	Gain recorded in other comprehensive income (loss)		Gain (loss) reclassified from other comprehensive income (loss) into net loss (A)
	2023	2022	2023	2022
Derivatives designated as cash flow hedges:
Forward currency contracts	$416	$72	$51	$506
Interest rate swap	$—	$286	$—	$(80)
Derivatives designated as net investment hedges:
Cross-currency swaps	$—	$1,641	$—	$3,598
_____________________________

(A)
Gains reclassified from other comprehensive income (loss) into net loss recognized in selling, general and administrative expenses (“SG&A”) in the Company’s condensed consolidated statements of operations were $13 and $3,697 for the three months ended June 30, 2023 and 2022, respectively. Gains reclassified from other comprehensive income (loss) into net loss recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $38 and $407 for the three months ended June 30, 2023 and 2022, respectively. Gains (losses) reclassified from other comprehensive income (loss) into net loss recognized in interest expense, net in the Company’s condensed consolidated statements of operations were $0 and $(80) for the three months ended June 30, 2023 and 2022, respectively.

Gross amounts recorded for the cash flow and net investment hedges in other comprehensive income (loss) and in net loss for the six months ended June 30 were as follows:

	Gain (loss) recorded in other comprehensive income (loss)		Gain (loss) reclassified from other comprehensive income (loss) into net loss (A)
	2023	2022	2023	2022
Derivatives designated as cash flow hedges:
Forward currency contracts	$416	$987	$51	$757
Interest rate swap	$(4)	$796	$290	$(233)
Derivatives designated as net investment hedges:
Cross-currency swaps	$—	$2,328	$—	$3,598

(A)
Gains reclassified from other comprehensive income (loss) into net loss recognized in selling, general and administrative expenses (“SG&A”) in the Company’s condensed consolidated statements of operations were $13 and $3,748 for the six months ended June 30, 2023 and 2022, respectively. Gains reclassified from other comprehensive income (loss) into net loss recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $38 and $607 for the six months ended June 30, 2023 and 2022, respectively. Gains (losses) reclassified from other comprehensive income (loss) into net loss recognized in interest expense, net in the Company’s condensed consolidated statements of operations were $290 and $(233) for the six months ended June 30, 2023 and 2022, respectively.

Cash flows from derivatives used to manage foreign currency exchange and interest rate risks are classified as operating activities within the condensed consolidated statements of cash flows.
Fair Value Measurements
Certain assets and liabilities held by the Company are measured at fair value on a recurring basis and are categorized using the three levels of the fair value hierarchy based on the reliability of the inputs used. Fair values estimated using Level 1 inputs consist of quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Fair values estimated using Level 2 inputs, other than quoted prices, are observable for the asset or liability, either directly or indirectly and include among other things, quoted prices for similar assets or liabilities in markets that are active or inactive as well as inputs other than quoted prices that are observable. For forward currency and cross-currency contracts, inputs include forward foreign currency exchange rates. For the interest rate swap, inputs included LIBOR. Fair values estimated using Level 3 inputs consist of significant unobservable inputs.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the three levels of the fair value hierarchy based on the reliability of inputs used.

		June 30, 2023			December 31, 2022
		Fair values estimated using
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs	Fair value
Financial assets carried at fair value:
Forward currency contracts	$365	$—	$365	$—	$—
Interest rate swap	—	—	—	—	294
Total financial assets carried at fair value	$365	$—	$365	$—	$294
The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

Stoneridge Brazil
2022
Balance at January 1	$7,351
Foreign currency adjustments	921
Earn-out consideration cash payment	(8,272)
Balance at June 30	$—
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
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the six months ended June 30, 2023.
(6) Share-Based Compensation
Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $1,202 and $1,736 for the three months ended June 30, 2023 and 2022, respectively. Compensation expense for share-based compensation arrangements was $1,271 and $2,834 for the six months ended June 30, 2023 and 2022, respectively. The six months ended June 30, 2023 included income from the forfeiture of certain grants associated with employee resignations.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(7) Debt
Debt consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022	Interest rates at June 30, 2023	Maturity
Debt
Revolving Credit Facility	$171,597	$167,802	8.00%	June 2024
Suzhou short-term credit line	—	1,450
Total debt	171,597	169,252
Less: current portion	(171,597)	(1,450)
Total long-term debt, net	$—	$167,802
Revolving Credit Facility
On June 5, 2019, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility provided for a $400,000 senior secured revolving credit facility (which, as described below in the discussion of Amendment No. 3 to the Credit Facility was amended to be a $300,000 credit commitment) and it replaced and superseded the Third Amended and Restated Credit Agreement that provided for a $300,000 revolving credit facility. The Credit Facility had an accordion feature that allowed the Company to increase the availability by up to $150,000 upon the satisfaction of certain conditions and includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Credit Facility has a termination date of June 5, 2024. Borrowings under the Credit Facility bear interest at either the Base Rate or the SOFR rate plus the fallback spread, at the Company’s option, plus the applicable margin as set forth in the Credit Facility. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio.
Our Revolving Credit Facility matures on June 5, 2024. The Company is actively involved in refinancing discussions and expects to refinance its Revolving Credit Facility prior to the issuance of the financial statements for the year ending December 31, 2023. The Company’s ability to continue as a going concern is contingent upon its ability to refinance its Revolving Credit Facility. While discussions are ongoing, the Company has not reached an agreement with respect to refinancing its capital structure and there can be no assurances that such an agreement will be reached in the future.
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Due to the ongoing impacts of the COVID-19 pandemic and supply chain disruptions on the Company’s end-markets and the resulting financial impacts on the Company, on February 28, 2022, the Company entered into Amendment No. 3 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 3”). Amendment No. 3 reduced the total revolving credit commitments from $400.0 million to $300.0 million and the maximum permitted amount of swing loans from $40.0 million to $30.0 million. Amendment No. 3 provided for certain financial covenant relief and additional covenant restrictions during the “Specified Period” (the period from February 28, 2022 until the date that the Company delivered a compliance certificate for the quarter ending March 31, 2023 in form and substance satisfactory to the administrative agent). During the Specified Period:
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
•an additional condition to drawing on the Credit Facility was added that restricted borrowings if the Company’s total of 100% of domestic and 65% of foreign cash and cash equivalents exceeded $70.0 million;
•there were certain additional restrictions on Restricted Payments (as defined); and
•a Permitted Acquisition (as defined) could not be consummated unless the net leverage ratio is below 3.50 to 1.00 during the Specified Period.
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
Borrowings outstanding on the Credit Facility were $171,597 and $167,802 at June 30, 2023 and December 31, 2022, respectively.
As a result of the amendments, the Company was in compliance with all Credit Facility covenants at June 30, 2023 and December 31, 2022.
The Company also has outstanding letters of credit of $1,626 at both June 30, 2023 and December 31, 2022.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Debt
The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $1,856 and $1,922, at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, there were no borrowings outstanding on this overdraft credit line. During the six months ended June 30, 2023, the subsidiary borrowed and repaid 171,891 Swedish krona, or $15,948.
The Company’s wholly owned subsidiary located in Suzhou, China (the “Suzhou subsidiary”), has lines of credit (the “Suzhou credit line”) that allow up to a maximum borrowing level of 20,000 Chinese yuan, or $2,758 and $2,900 at June 30, 2023 and December 31, 2022, respectively. There were no borrowings outstanding on the Suzhou credit line at June 30, 2023. At December 31, 2022 there was $1,450 in borrowings outstanding on the Suzhou credit line with a weighted-average interest rate of 3.70%. The Suzhou credit line was included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60,000 Chinese yuan, or $8,274 and $8,699 at June 30, 2023 and December 31, 2022, respectively. There was $3,905 and $1,998 utilized on the Suzhou bank acceptance draft line of credit at June 30, 2023 and December 31, 2022, respectively. The Suzhou bank acceptance draft line of credit is included on the condensed consolidated balance sheet within accounts payable.
(8) Loss Per Share
Basic loss per share was computed by dividing net loss by the weighted-average number of Common Shares outstanding for each respective period. Diluted loss per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 233,202 and 225,781 for the three months ended June 30, 2023 and 2022, respectively, were excluded from diluted loss per share because the effect would be anti-dilutive. Potential dilutive shares of 256,514 and 213,235 for the six months ended June 30, 2023 and 2022, respectively, were excluded from diluted loss per share because the effect would be anti-dilutive.
Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic weighted-average Common Shares outstanding	27,451,623	27,268,938	27,400,490	27,233,808
Effect of dilutive shares	—	—	—	—
Diluted weighted-average Common Shares outstanding	27,451,623	27,268,938	27,400,490	27,233,808
There were 425,612 and 780,793 performance-based right to receive Common Shares outstanding at June 30, 2023 and 2022, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(9) Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income for the three months ended June 30, 2023 and 2022 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at April 1, 2023	$(99,302)	$—	$(99,302)
Other comprehensive income before reclassifications	2,992	328	3,320
Amounts reclassified from accumulated other comprehensive loss	—	(40)	(40)
Net other comprehensive income, net of tax	2,992	288	3,280
Balance at June 30, 2023	$(96,310)	$288	$(96,022)

Balance at April 1, 2022	$(93,042)	$1,227	$(91,815)
Other comprehensive (loss) income before reclassifications	(12,870)	283	(12,587)
Amounts reclassified from accumulated other comprehensive loss	(2,842)	(336)	(3,178)
Net other comprehensive loss, net of tax	(15,712)	(53)	(15,765)
Balance at June 30, 2022	$(108,754)	$1,174	$(107,580)
Changes in accumulated other comprehensive (loss) income for the six months ended June 30, 2023 and 2022 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at January 1, 2023	$(103,374)	$232	$(103,142)
Other comprehensive income before reclassifications	7,064	325	7,389
Amounts reclassified from accumulated other comprehensive loss	—	(269)	(269)
Net other comprehensive income, net of tax	7,064	56	7,120
Balance at June 30, 2023	$(96,310)	$288	$(96,022)

Balance at January 1, 2022	$(97,203)	$179	$(97,024)
Other comprehensive (loss) income before reclassifications	(8,709)	1,409	(7,300)
Amounts reclassified from accumulated other comprehensive loss	(2,842)	(414)	(3,256)
Net other comprehensive (loss) income, net of tax	(11,551)	995	(10,556)
Balance at June 30, 2022	$(108,754)	$1,174	$(107,580)
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
During the three months ended June 30, 2023 and 2022, the Company did not recognize any expense related to groundwater remediation. During the six months ended June 30, 2023 and 2022, the Company recognized expense of $125 and $0, respectively, related to groundwater remediation. At June 30, 2023 and December 31, 2022, the Company accrued $278 and $246, respectively, related to expected future remediation costs. At June 30, 2023 and December 31, 2022, $271 and $132, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amounts as of June 30, 2023 and December 31, 2022 were recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.
The Company’s Stoneridge Brazil subsidiary has civil, labor and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$48,497 ($10,063) and R$47,820 ($9,165) at June 30, 2023 and December 31, 2022, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations.
On August 12, 2020, the Brazilian Administrative Counsel for Economic Defense (“CADE”) issued a ruling against Stoneridge Brazil for abuse of dominance and market foreclosure through its prior use of exclusivity provisions in agreements with its distributors. The CADE tribunal imposed a R$7,995 ($1,659) fine which is included in the reasonably possible contingencies noted above. The Company is challenging this ruling in Brazilian federal court to reverse this decision by the CADE tribunal.
Long Term Supply Commitment
In 2022, the Company entered into a long term supply agreement with a supplier for the purchase of certain electronic semiconductor components through December 31, 2026. Pursuant to the agreement, the Company paid capacity deposits of $1,000 in December 2022 and June 2023, respectively. The capacity deposits are recognized in prepaid and other current assets on our condensed consolidated balance sheet. This long term supply agreement requires the Company to purchase minimum annual volumes while requiring the supplier to sell these components at a fixed price. The Company purchased $2,662 and $119 of these components during the three months ended June 30, 2023 and 2022, respectively, and $3,327 and $188 during the six months ended June 30, 2023 and 2022, respectively. The Company is required to purchase $5,871, $7,828, $10,764 and $10,764 of components in each of the years 2023 through 2026, respectively.
Product Warranty and Recall
Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims, forecasts of the resolution of existing claims, expected future claims on products sold and commercial discussions with our customers. The key factors in our estimate are the warranty period and the customer source. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall reserve included $5,589 and $4,437 of a long-term liability at June 30, 2023 and December 31, 2022, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.
During the second quarter of 2023, the Company received a notification of arbitration for warranty claims related to past sales of PM sensor products, a product line we exited in 2019. The arbitration notification submitted by one of our customers asserts potential warranty related claims. Based on our review of the technical merits and specific claims submitted in the notification as well as prior discussions with the customer, we believe these claims are significantly overstated and while no assurances can be made as to the ultimate outcome of this matter or any other future claims, we do not currently believe a material loss is probable.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The following provides a reconciliation of changes in product warranty and recall reserve liability:

Six months ended June 30,	2023	2022
Product warranty and recall reserve at beginning of period	$13,477	$9,846
Accruals for warranties established during period	7,636	5,951
Aggregate changes in pre-existing liabilities due to claim developments	327	—
Settlements made during the period	(3,784)	(4,503)
Foreign currency translation	(196)	(479)
Product warranty and recall reserve at end of period	$17,460	$10,815
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
The settlement of liabilities associated with for the Canton Restructuring that relate to the Control Devices reportable segment include the following:

	Accrual as of January 1, 2022	2022 Charge to Expense	Utilization		Accrual as of June 30, 2022
			Cash	Non-Cash
Employee termination benefits	$93	$—	$(93)	$—	$—
Total	$93	$—	$(93)	$—	$—
In addition to specific restructuring activities, the Company regularly evaluates the performance of its businesses and cost structures, including personnel, and makes necessary changes thereto in order to optimize its results. The Company also evaluates the required skill sets of its personnel and periodically makes strategic changes. As a consequence of these actions, the Company incurs severance related costs that are referred to as business realignment charges. Realignment expense for the three months ended June 30, 2023 was primarily related to the centralization of the product line management and sales functions.
Business realignment charges incurred by reportable segment were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Control Devices (A)	$379	$—	$379	$—
Electronics (B)	1,347	—	1,656	—
Stoneridge Brazil (C)	—	—	—	34
Unallocated Corporate (D)	184	—	1,137	—
Total business realignment charges	$1,910	$—	$3,172	$34
_____________________________________

(A)	Severance costs for the three and six months ended June 30, 2023 related to COGS and SG&A were $369 and $10, respectively.

(B)
Severance costs for the three months ended June 30, 2023 related to COGS and SG&A were $82 and $1,265, respectively. Severance costs for the six months ended June 30, 2023 related to COGS and SG&A were $257 and $1,399, respectively.

(C)	Severance costs for the six months ended June 30, 2022 related to SG&A were $34.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

(D)
Employee separation related costs for the three and six months ended June 30, 2023 related to SG&A were $169 and $1,122, respectively. Employee separation related costs for the three and six months ended June 30, 2023 related to D&D were $15.

Business realignment charges incurred, classified by statement of operations line item were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$451	$—	$626	$—
Selling, general and administrative	1,444	—	2,531	34
Design and development	15	—	15	—
Total business realignment charges	$1,910	$—	$3,172	$34
(12) Income Taxes
For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income. Tax jurisdictions with a projected or year to date loss for which a benefit cannot be realized are excluded.
For the three months ended June 30, 2023, income tax expense of $1,487 was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (98.8)% varies from the statutory rate primarily due to U.S. taxes on foreign earnings and non-deductible expenses offset by the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives.
For the three months ended June 30, 2022, income tax expense of $413 was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (6.0)% varies from the statutory rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions as well tax credits and incentives offset by foreign rates that differ from the U.S. rate, U.S. taxes on foreign earnings and non-deductible expenses.
For the six months ended June 30, 2023, income tax expense of $779 was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (8.1)% varies from the statutory rate primarily due to U.S. taxes on foreign earnings and non-deductible expenses offset by the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives.
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
On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are also implementing similar legislation. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework.

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
A summary of financial information by reportable segment is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net Sales:
Control Devices	$92,120	$84,566	$178,062	$168,626
Inter-segment sales	970	451	1,704	1,381
Control Devices net sales	93,090	85,017	179,766	170,007
Electronics	159,786	123,021	300,913	247,974
Inter-segment sales	8,491	7,368	17,007	15,079
Electronics net sales	168,277	130,389	317,920	263,053
Stoneridge Brazil	14,908	13,349	29,164	25,394
Inter-segment sales	—	—	—	—
Stoneridge Brazil net sales	14,908	13,349	29,164	25,394
Eliminations	(9,461)	(7,819)	(18,711)	(16,460)
Total net sales	$266,814	$220,936	$508,139	$441,994
Operating Income (Loss):
Control Devices	$5,074	$4,118	$7,161	$10,894
Electronics	7,444	(2,524)	8,844	(5,236)
Stoneridge Brazil	899	970	2,242	1,462
Unallocated Corporate (A)	(9,086)	(8,492)	(17,945)	(16,032)
Total operating income (loss)	$4,331	$(5,928)	$302	$(8,912)
Depreciation and Amortization:
Control Devices	$3,099	$3,405	$6,273	$6,966
Electronics	3,503	3,530	6,967	7,123
Stoneridge Brazil	1,201	1,032	2,286	2,023
Unallocated Corporate	605	567	1,207	1,128
Total depreciation and amortization (B)	$8,408	$8,534	$16,733	$17,240
Interest Expense (Income), net:
Control Devices	$65	$18	$83	$43
Electronics	511	228	996	301
Stoneridge Brazil	(319)	(533)	(589)	(691)
Unallocated Corporate	2,863	1,504	5,376	3,350
Total interest expense, net	$3,120	$1,217	$5,866	$3,003
Capital Expenditures:
Control Devices	$2,019	$1,916	$3,975	$5,761
Electronics	2,334	1,926	8,541	4,759
Stoneridge Brazil	782	1,258	1,418	1,927
Unallocated Corporate(C)	217	680	329	701
Total capital expenditures	$5,352	$5,780	$14,263	$13,148

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

	June 30, 2023	December 31, 2022
Total Assets:
Control Devices	$173,580	$174,535
Electronics	396,649	369,232
Stoneridge Brazil	67,173	60,861
Corporate (C)	418,852	419,469
Eliminations	(370,757)	(371,992)
Total assets	$685,497	$652,105
The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net Sales:
North America	$135,590	$109,642	$259,313	$213,470
South America	14,908	13,349	29,164	25,394
Europe and Other	116,316	97,945	219,662	203,130
Total net sales	$266,814	$220,936	$508,139	$441,994

	June 30, 2023	December 31, 2022
Long-term Assets:
North America	$92,604	$92,149
South America	33,850	31,796
Europe and Other	120,460	118,609
Total long-term assets	$246,914	$242,554
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Other Investments
In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company has contributed $8,050 to the Autotech Fund II as of June 30, 2023. The Company did not contribute to, or receive distributions from, Autotech Fund II during the six months ended June 30, 2023. The Company contributed $450 to Autotech Fund II during the six months ended June 30, 2022. The Company has a 6.6% interest in Autotech Fund II. The Company recognized losses of $329 and $377 during the three months ended June 30, 2023 and 2022, respectively. The Company recognized losses of $500 and $458 during the six months ended June 30, 2023 and 2022, respectively. The Autotech Fund II investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $8,144 and $8,644 as of June 30, 2023 and December 31, 2022, respectively.

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
Second Quarter Overview
During the second quarter of 2023, we benefited from both increased volumes in our North American and European commercial, and North American automotive markets due to improvements in end market demand and material availability. We benefited from incremental negotiated pricing actions agreed to with the majority of our commercial vehicle customers, which offset a portion of the incremental material, supply chain and other input costs we have historically incurred and continued to incur. The Company is also executing on initiatives to reduce total material costs, including supply chain strategies and improve working capital and more specifically, inventory balances. In the second quarter of 2023, we continued to experience moderation of certain commercial and operational challenges including material availability, material cost and customer production schedule volatility.
The Company had net loss of $(3.0) million, or $(0.11) per diluted share, for the three months ended June 30, 2023.
Net loss for the quarter ended June 30, 2023 decreased by $4.3 million, or $0.16 per diluted share, from net loss of $(7.3) million, or $(0.27) per diluted share, for the three months ended June 30, 2022. Net loss decreased primarily due to additional contribution from higher sales levels, including negotiated price increases, offset by higher business realignment, D&D expense and interest costs. Net sales increased by $45.9 million, or 20.8%, primarily from higher volumes in our served markets and the impact of negotiated price increases, including the benefit of retroactive pricing adjustments, offset by lower required electronic component spot buy purchases and adverse foreign currency movements in our Electronics segment.
Our Control Devices segment net sales increased by 8.9% compared to the second quarter of 2022 primarily as a result of higher North American automotive volumes including production ramp-up of new products and negotiated price increases. Segment gross margin remained consistent with the prior year. Segment operating income increased due to higher contribution from higher sales slightly offset by higher D&D spending.
Our Electronics segment net sales increased by 29.9% compared to the second quarter of 2022 primarily due to increased sales volumes in our European and North American commercial vehicle markets including the continued ramp-up of previously launched new products and negotiated price increases offset by lower required electronic component spot buy purchases. Segment gross margin as a percent of sales increased primarily due to higher contribution from higher sales levels, negotiated price increases, lower material costs including the adverse effect of foreign currency and lower required electronic component spot buy purchases offset by an increase in labor costs. Operating income for the segment increased compared to the second quarter of 2022 primarily due to higher gross margin offset by higher D&D spending caused by lower customer reimbursements.
Our Stoneridge Brazil segment net sales increased by 11.7% compared to the second quarter of 2022 primarily due to higher sales of our OEM products and tracking devices offset by lower sales demand for our other product lines. Segment gross margin increased due to increased contribution margin from higher sales. Operating income decreased due to higher SG&A costs from unfavorable net adjustments for Brazilian indirect taxes.

In the second quarter of 2023, SG&A expenses increased by $4.6 million compared to the second quarter of 2022 primarily due to higher current quarter business realignment costs of $1.4 million, higher incentive compensation due to achievement of financial targets, and unfavorable net adjustments for Brazilian indirect tax credits.
In the second quarter of 2023, D&D costs increased by $7.1 million compared to the prior year second quarter mostly due to lower customer reimbursements and incremental engineering costs primarily related to expected product launches offset by increased capitalized software development costs for our Electronics segment.
At June 30, 2023 and December 31, 2022, we had cash and cash equivalents balances of $34.7 million and $54.8 million, respectively, and we had $171.6 million and $167.8 million, respectively, in borrowings outstanding on our Credit Facility. The 2023 decrease in cash and cash equivalents was mostly due to capital expenditures for new product launches and relatively higher working capital to support higher sales and production levels.
Outlook
The Company believes that focusing on products that address industry megatrends will have a positive effect on both our top-line growth and underlying margins. For example, the Company is aligned with platforms likely to perform well against overall market dynamics including our content on electrified vehicle platforms and our continued focus on safety-based products.
Since the first quarter of 2021, we have been experiencing supply chain related disruptions, due to a worldwide semiconductor shortage, as well as other material availability constraints, which continue and have resulted in longer lead-times, higher costs and delays in procuring other component parts and raw materials. In addition, global inflation has increased significantly since 2021. Rising costs of materials, labor and other inputs used to manufacture and sell our products, including freight and logistics costs, have impacted, and may continue to impact, our results. While incremental material and production costs have started to moderate, we expect material and production cost inflation to persist throughout 2023 which will continue to put pressure on margins. In order to minimize the impact of these incremental costs, we have taken several actions, including negotiated price increases and cost recoveries with the majority of our customers. Additionally, we continued to focus on improving manufacturing performance and optimizing our global cost structure to both reduce costs and improve operational efficiency. This resulted in significant operating margin improvement in the quarter and provides a foundation to drive continued operating performance as we continue to grow.
Based on IHS Market production forecast, the North American automotive market is expected to increase to 15.4 million units in 2023 from 14.3 million units in 2022 as this market continues to recover from supply chain disruptions and economic headwinds. The Company expects sales volumes in our Control Devices segment to increase from 2022 based on production forecasts and market conditions as well as incremental revenue from high-demand powertrain actuation program launches. We continue to focus on improved manufacturing and functional execution, supply chain strategy and material cost improvement actions and will continue to react to changes in our end-markets as needed to drive sustained profitable growth. We will continue to focus on growing our core product portfolio aligned with powertrain electrification by investing in our actuation and electrification focused sensor businesses as we anticipate greater opportunities as powertrains become increasingly electrified.
In the third quarter of 2023, the collective bargaining agreements of our North American automotive customers and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) in the United States and Unifor in Canada will expire, which could create volatility in our customers productions schedules potentially creating an adverse impact to our customers and as a result, impact our financial performance.
For 2023, we expect an increase in our Electronics’ segment sales compared to 2022 primarily due to strong demand for our products in our commercial vehicle end markets and the ramp-up of new product launches. In addition, we expect increased sales from the continued roll out of our MirrorEye camera-based vision systems. Customer recoveries related to spot buys of materials purchased for our customers increased net sales by $58.4 million for the full year 2022 and $13.5 million for the first half of 2023. Spot buy material purchasing activity, which is recognized as revenue and material costs, was mostly passed through to the customer and was driven by electronic component shortages. The Company expects spot buy activity to continue to moderate but persist in 2023. In addition, completed customer negotiated price increases will favorably impact sales and mitigate the impact of cost pressure on margin in 2023.
In 2022 and through the first half of 2023, our gross D&D spend increased to support near term launches of awarded business in both our Electronics and Control Devices segments. In the second half of 2023, we expect our engineering expense and customer reimbursements to return to more normalized levels. We continue to align our global engineering capabilities in order to develop advanced technologies and systems within our portfolio of products.

Our 2022 Stoneridge Brazil segment revenues increased compared to the prior year due to higher sales in our OEM products and tracking devices offset by lower sales demand for our other product lines. In April 2023, the International Monetary Fund forecasted the Brazil gross domestic product to grow 0.9% in 2023. We expect our served market channels to remain stable in 2023 based on current market conditions. Stoneridge Brazil will focus on continuing to grow our OEM capabilities in-region to better support our global customers. This will drive steady future growth and provide a platform to continue to rotate our local portfolio to more closely align with our global business. Our financial performance in our Stoneridge Brazil segment is also subject to uncertainty from movements in the Brazilian Real and Argentina Peso foreign currencies.
We remain focused on improving cash generation and the reduction of debt through strong operating performance and targeted actions to reduce net working capital, particularly our inventory levels, as supply chains normalize and material availability improves.
We expect higher interest expense in 2023 driven by higher benchmark rates on our Credit Facility.
Our future effective tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles and our jurisdictional mix of earnings. We monitor these factors and adjust our effective tax rate accordingly.
Other Matters
A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. Dollar strengthened against the Argentine peso, Chinese yuan and the Swedish krona in 2023 and the euro, Swedish krona, Chinese yuan and Argentine peso in 2022, unfavorably impacting our reported results.
We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance and resignation related costs that we refer to as business realignment charges. Business realignment costs of $1.9 million and $0.0 million were incurred during the three months ended June 30, 2023 and 2022, respectively.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Three months ended June 30,	2023		2022		Dollar increase (decrease)
Net sales	$266,814	100.0%	$220,936	100.0%	$45,878
Costs and expenses:
Cost of goods sold	206,326	77.3	182,372	82.5	23,954
Selling, general and administrative	33,491	12.6	28,938	13.1	4,553
Design and development	22,666	8.5	15,554	7.0	7,112
Operating income (loss)	4,331	1.6	(5,928)	(2.6)	10,259
Interest expense, net	3,120	1.2	1,217	0.6	1,903
Equity in loss of investee	329	0.1	377	0.3	(48)
Other expense, net	2,387	0.9	(596)	(0.3)	2,983
Loss before income taxes	(1,505)	(0.6)	(6,926)	(3.2)	5,421
Provision for income taxes	1,487	0.6	413	0.2	1,074
Net loss	$(2,992)	(1.1)%	$(7,339)	(3.4)%	$4,347

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Three months ended June 30,	2023		2022		Dollar increase	Percent increase
Control Devices	$92,120	34.5%	$84,566	38.3%	$7,554	8.9%
Electronics	159,786	59.9	123,021	55.7	36,765	29.9%
Stoneridge Brazil	14,908	5.6	13,349	6.0	1,559	11.7%
Total net sales	$266,814	100.0%	$220,936	100.0%	$45,878	20.8%
Our Control Devices segment net sales increased $7.6 million due to an increase in our North American automotive market of $3.6 million and an increase in China automotive and other markets of $0.8 million and $0.8 million, respectively, as well as negotiated price increases of $3.1 million. In addition, second quarter of 2023 net sales were adversely impacted by an increase in unfavorable foreign currency translation of $0.7 million.
Our Electronics segment net sales increased $36.8 million due to higher sales volumes in our European and North American commercial vehicle markets of $28.7 million and $17.9 million, respectively, as well as negotiated price increases of $6.2 million. These increases were offset by the impact of lower required electronic component spot buy purchases and resulting customer reimbursement of $10.0 million compared to the second quarter of 2022. In addition, we experienced lower sales volumes in our European and North American off-highway vehicle markets of $2.1 million and $1.1 million, respectively, and unfavorable euro and Swedish krona foreign currency translation of $2.1 million compared to the prior year quarter.
Our Stoneridge Brazil segment net sales increased due to higher sales in our OEM products and tracking devices offset by lower sales demand for our other product lines.
Net sales by geographic location are summarized in the following table (in thousands):

Three months ended June 30,	2023		2022		Dollar increase	Percent increase
North America	$135,590	50.8%	$109,642	49.6%	$25,948	23.7%
South America	14,908	5.6	13,349	6.0	1,559	11.7%
Europe and Other	116,316	43.6	97,945	44.4	18,371	18.8%
Total net sales	$266,814	100.0%	$220,936	100.0%	$45,878	20.8%
The increase in North American net sales was mostly attributable to an increase in sales volume in our commercial vehicle market of $17.8 million and in our automotive market of $3.9 million as well as negotiated price increases and higher required customer recoveries of electronic component spot buys of $5.7 million and $0.4 million, respectively. These increases were offset by a sales volume decrease in agricultural market of $1.1 million.
The increase in net sales in South America was primarily due to higher sales in our OEM products and tracking devices offset by lower sales demand for our other Stoneridge Brazil product lines.
The increase in net sales in Europe and Other was due to an increase in our European commercial vehicle market of $28.7 million and negotiated price increases of $3.6 million. These increases were offset by decreased customer recoveries of electronic component spot buys of $10.4 million. In addition, we experienced decreases in our European off-highway market of $2.1 million as well as unfavorable foreign currency translation of $2.9 million.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the second quarter of 2022 and our gross margin increased from 17.5% in the second quarter of 2022 to 22.7% in the second quarter of 2023. Our material cost as a percentage of net sales decreased to 58.3% in the second quarter of 2023 from 63.5% in the second quarter of 2022 from lower material cost variances resulting from adverse foreign exchange fluctuations and inflation in 2022. Cost of goods sold also increased by $4.4 million, or 1.6% of net sales, and $15.3 million, or 6.9% of sales, for the second quarter of 2023 and 2022, respectively, from the impact of required electronic component spot buy purchases, which were offset by customer recoveries. The impact of these spot buy purchases reduced gross margin percent by 0.4% in the second quarter of 2023 compared to 1.4% in 2022. Overhead as a percentage of net sales was 14.1% and 14.5% for the second quarter of 2023 and 2022, respectively. The decline in overhead as a percentage of sales was attributable to the leverage of fixed costs from higher sales levels.
Our Control Devices segment gross margin increased primarily due to increased contribution from higher sales including negotiated pricing.

Our Electronics segment gross margin increased due to the contribution from higher sales levels including negotiated price increases, the reduction of the adverse effect of required electronic component spot buy purchases, net of customer recoveries and lower material cost variances resulting from adverse foreign exchange fluctuations and inflation offset by higher labor costs.
Our Stoneridge Brazil segment gross margin increased primarily due to increased contribution from higher sales.
Selling, General and Administrative. SG&A expenses increased by $4.6 million primarily due to increased business realignment costs of $1.4 million, higher incentive compensation due to achievement of financial targets and unfavorable net adjustments for Brazilian indirect tax credits.
Design and Development. D&D costs increased by $7.1 million due to lower customer reimbursements and higher costs related to product launch preparation offset by increases in capitalized software development costs for our Electronics segment. Control Devices D&D spend also increased by $0.4 million and was attributable to product launch activities.
Operating Income (Loss). Operating income (loss) by segment is summarized in the following table (in thousands):

Three months ended June 30,	2023	2022	Dollar increase (decrease)	Percent increase (decrease)
Control Devices	$5,074	$4,118	$956	23.2%
Electronics	7,444	(2,524)	9,968	394.9
Stoneridge Brazil	899	970	(71)	(7.3)
Unallocated corporate	(9,086)	(8,492)	(594)	(7.0)
Operating income (loss)	$4,331	$(5,928)	$10,259	173.1%
Our Control Devices segment operating income increased due to higher contribution from higher sales, including negotiated pricing, slightly offset by higher D&D spending.
Our Electronics segment operating income increased primarily due to higher contribution from higher sales, including negotiated pricing, and lower material costs offset by higher labor costs as well as adverse foreign exchange fluctuations.
Our Stoneridge Brazil segment operating income decreased due to higher SG&A costs from unfavorable net adjustments for Brazilian indirect tax credits which were mostly offset by higher contribution from higher sales.
Our unallocated corporate operating loss increased primarily from higher incentive compensation expense and higher business realignment costs associated with employee separation related costs of $0.2 million.
Operating income (loss) by geographic location is summarized in the following table (in thousands):

Three months ended June 30,	2023	2022	Dollar increase (decrease)	Percent increase (decrease)
North America	$(489)	$(2,845)	$2,356	82.8%
South America	899	970	(71)	(7.3)
Europe and Other	3,921	(4,053)	7,974	196.7
Operating income (loss)	$4,331	$(5,928)	$10,259	173.1%
Our North American operating loss decreased due to contribution from higher sales levels. Operating income in South America decreased due to higher SG&A costs offsetting contribution from higher sales levels. Our operating results in Europe and Other increased primarily due to contribution from higher sales levels offset by higher D&D.
Interest Expense, net. Interest expense, net was $3.1 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively. The increase for the quarter ended June 30, 2023, was the result of higher benchmark rates affecting the company’s floating rate Credit Facility debt.
Equity in Loss of Investee. Equity loss for Autotech Fund II was $0.3 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively.

Other Expense, net. We record certain foreign currency transaction losses (gains) as a component of other expense, net on the condensed consolidated statement of operations. Other expense, net of $2.4 million increased by $3.0 million compared to the second quarter of 2022 due to foreign currency transaction losses in Electronics, Control Devices and Stoneridge Brazil segments from the strengthening of the U.S. dollar. In the second quarter of 2022 foreign currency transaction losses of $3.1 million were offset by the recognition of the settlement of the net investment hedge of $3.7 million as income (see Note 5, Financial Instruments and Fair Value Measurements).
Provision for Income Taxes. For the three months ended June 30, 2023, income tax expense of $1.5 million was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (98.8)% varies from the statutory tax rate primarily due to U.S. taxes on foreign earnings and non-deductible expenses offset by the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives.
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
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Six months ended June 30,	2023		2022		Dollar increase / (decrease)
Net sales	$508,139	100.0%	$441,994	100.0%	$66,145
Costs and expenses:
Cost of goods sold	404,849	79.7	361,987	81.9	42,862
Selling, general and administrative	63,354	12.5	56,337	12.7	7,017
Design and development	39,634	7.8	32,582	7.4	7,052
Operating income (loss)	302	—	(8,912)	(2.0)	9,214
Interest expense, net	5,866	1.2	3,003	0.7	2,863
Equity in loss (earnings) of investee	500	0.1	458	0.1	42
Other expense, net	3,535	0.8	735	0.3	2,800
(Loss) income before income taxes	(9,599)	(2.1)	(13,108)	(3.1)	3,509
Provision for income taxes	779	0.2	1,906	0.4	(1,127)
Net loss	$(10,378)	(2.3)%	$(15,014)	(3.5)%	$4,636
Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Six months ended June 30,	2023		2022		Dollar increase (decrease)	Percent increase (decrease)
Control Devices	$178,062	35.0%	$168,626	38.2%	$9,436	5.6%
Electronics	300,913	59.2	247,974	56.1	52,939	21.3%
Stoneridge Brazil	29,164	5.7	25,394	5.7	3,770	14.8%
Total net sales	$508,139	100.0%	$441,994	100.0%	$66,145	15.0%
Our Control Devices segment net sales increased $9.4 million due to an increase in our North American automotive market of $7.3 million offset by a decrease in our China automotive market of $0.6 million. In addition, first half of 2023 net sales were impacted by negotiated price increases of $4.3 million and an increase in unfavorable foreign currency translation of $1.6 million.

Our Electronics segment net sales increased $52.9 million due to higher sales volumes in our European and North American commercial vehicle markets of $54.8 million and $30.1 million, respectively, and negotiated price increases of $5.4 million. These increases were offset by the impact of lower required electronic component spot buy purchases of $23.3 million compared to the first half of 2022. In addition, we experienced lower sales volumes in our European off-highway vehicle market of $5.8 million and unfavorable euro and Swedish krona foreign currency translation of $8.8 million compared to the prior year quarter.
Our Stoneridge Brazil segment net sales increased due to higher sales in our OEM products and tracking devices offset by lower sales demand for our other product lines.
Net sales by geographic location are summarized in the following table (in thousands):

Six months ended June 30,	2023		2022		Dollar increase	Percent increase
North America	$259,313	51.0%	$213,470	48.3%	$45,843	21.5%
South America	29,164	5.7	25,394	5.7	3,770	14.8%
Europe and Other	219,662	43.2	203,130	46.0	16,532	8.1%
Total net sales	$508,139	100.0%	$441,994	100.0%	$66,145	15.0%
The increase in North American net sales was mostly attributable to increases in sales volume in our commercial vehicle market of $30.1 million and our automotive market of $7.6 million and by negotiated price increases of $7.9 million.
The increase in net sales in South America was primarily due to higher sales in our OEM products and tracking devices offset by lower sales demand for our other product lines.
The increase in net sales in Europe and Other was due to increases in our European commercial vehicle market of $54.8 million and negotiated price increases of $1.9 million. These increases were offset by lower required customer recoveries of electronic component spot buys of $24.6 million. In addition, we experienced decreases in our European off-highway market of $5.8 million as well as unfavorable foreign currency translation of $10.4 million.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the first half of 2022 and our gross margin increased from 18.1% in the first half of 2022 to 20.3% in the first half of 2023. Our material cost as a percentage of net sales decreased from 62.9% in the first half of 2022 to 60.3% in the first half of 2023 from higher material costs resulting from adverse foreign exchange fluctuations and material inflation in 2022, negotiated price increases and a reduction in required electronic component spot buy purchases, net of customer recoveries in 2023. Cost of goods sold increased by $13.5 million, or 2.7% of net sales, and $39.7 million, or 9.0% of sales, for the first half of 2023 and 2022, respectively, from the impact of required electronic component spot buy purchases, which were offset by customer recoveries. The impact of these spot buy purchases reduced gross margin percent by 0.6% and 1.7% in the first half of 2023 and 2022, respectively. Overhead as a percentage of net sales was 14.4% and 14.5% for the first half of 2023 and 2022, respectively, as higher contribution margin from higher sales levels was offset by higher warranty expense.
Our Control Devices segment gross margin decreased primarily due to higher material costs associated with inflation and an unfavorable sales mix.
Our Electronics segment gross margin increased due to the contribution from higher sales levels, including negotiated pricing, and the reduction of the adverse effect of required electronic component spot buy purchases, net of customer recoveries offset by higher material and labor costs.
Our Stoneridge Brazil segment gross margin increased primarily due to increased contribution from higher sales.
Selling, General and Administrative. SG&A expenses increased by $7.0 million primarily due to higher business realignment costs of $2.5 million, incentive compensation due to achievement of financial targets, travel related costs and unfavorable net adjustments for Brazilian indirect tax credits. In addition, our Control Devices segment recognized 2022 favorable legal settlements offset by a 2023 gain on the sale of fixed assets of an idled sensor production line.
Design and Development. D&D costs increased by $7.1 million due to lower customer reimbursements and higher costs related to product launch preparations offset by increases in capitalized software development costs for our Electronics segment. All other segments also incurred slightly higher spending attributable to product launch activities.

Operating Income (Loss). Operating income (loss) by segment is summarized in the following table (in thousands):

Six months ended June 30,	2023	2022	Dollar increase / (decrease)	Percent increase / (decrease)
Control Devices	$7,161	$10,894	$(3,733)	(34.3)%
Electronics	8,844	(5,236)	14,080	268.9%
Stoneridge Brazil	2,242	1,462	780	53.4%
Unallocated corporate	(17,945)	(16,032)	(1,913)	(11.9)%
Operating income (loss)	$302	$(8,912)	$9,214	(103.4)%
Our Control Devices segment operating income decreased due to lower gross margin primarily resulting from higher material costs, unfavorable sales mix and a 2022 favorable legal settlement offset by a 2023 gain on disposal of fixed assets.
Our Electronics segment operating income increased primarily due to higher contribution from higher sales and negotiated pricing offset by higher material and labor costs as well as higher D&D expense.
Our Stoneridge Brazil segment operating income increased due to contribution from higher sales levels offset by higher SG&A costs from unfavorable net adjustments for Brazilian indirect tax credits.
Our unallocated corporate operating loss increased primarily from higher business realignment costs associated with employee separation related costs of $1.1 million and higher incentive compensation due to achievement of financial targets.
Operating income (loss) by geographic location is summarized in the following table (in thousands):

Six months ended June 30,	2023	2022	Dollar increase (decrease)	Percent increase (decrease)
North America	$(7,359)	$(3,597)	$(3,762)	104.6%
South America	2,242	1,462	780	53.4%
Europe and Other	5,419	(6,777)	12,196	(180.0)%
Operating income (loss)	$302	$(8,912)	$9,214	(103.4)%
Our North American operating loss increased due to higher material and labor costs, higher business realignment costs and a 2022 favorable legal settlement offset by a 2023 gain on disposal of fixed assets. Operating income in South America increased due to higher sales levels offset by higher SG&A costs from unfavorable net adjustments for Brazilian indirect tax credits. Our operating results in Europe and Other increased primarily due to contribution from higher sales levels offset by higher D&D expense.
Interest Expense, net. Interest expense, net was $5.9 million and $3.0 million for the six months ended June 30, 2023 and 2022, respectively. The increase was the result of higher benchmark rates affecting the company’s floating rate Credit Facility debt.
Equity in Loss of Investee. Equity loss for Autotech Fund II was $0.5 million for both the six months ended June 30, 2023 and 2022, respectively.
Other Expense, net. We record certain foreign currency transaction losses (gains) as a component of other expense, net on the condensed consolidated statement of operations. Other expense, net of $3.5 million increased by $2.8 million compared to the first half of 2022 due to foreign currency transaction losses in Electronics, Control Devices and Stoneridge Brazil segments from the strengthening of the U.S. dollar. In the second quarter of 2022 foreign currency transaction losses of $3.1 million were offset by the recognition of the settlement of the net investment hedge of $3.7 million as income (see Note 5, Financial Instruments and Fair Value Measurements).
Provision for Income Taxes. For the six months ended June 30, 2023, income tax expense of $0.8 million was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (8.1%) varies from the statutory tax rate primarily due to U.S. taxes on foreign earnings and non-deductible expenses offset by the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives.

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
Liquidity and Capital Resources
Summary of Cash Flows:

Six months ended June 30,	2023	2022
Net cash provided by (used for):
Operating activities	$(4,688)	$(17,818)
Investing activities	(16,296)	(11,380)
Financing activities	923	(13,480)
Effect of exchange rate changes on cash and cash equivalents	(32)	(2,177)
Net change in cash and cash equivalents	$(20,093)	$(44,855)
Cash used for operating activities decreased compared to 2022 primarily due to a reduction in cash used for assets related to customer recoveries of electronic component spot buys and customer funded tooling and higher net loss. Cash used for accounts receivables increased from higher sales levels however our receivable terms and collections rates have remained consistent between periods presented. Our inventory levels for both periods presented remain elevated compared to historical balances due to a combination of new product launches and supply chain disruptions.
Net cash used for investing activities increased compared to 2022 due to higher capital expenditures and capitalized software development costs and cash proceeds from the 2022 settlement of the net investment hedge offset by increased proceeds from the disposal of fixed assets.
Net cash provided by (used for) financing activities increased compared to the first half of 2022 due to higher Credit Facility borrowings, net and the 2022 cash payment of the Stoneridge Brazil earn-out consideration.
As outlined in Note 7 to our condensed consolidated financial statements, the Credit Facility permits borrowing up to a maximum level of $300.0 million. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through June 2024. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants that place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $171.6 million at June 30, 2023.
Our Revolving Credit Facility matures on June 5, 2024. The Company is actively involved in refinancing discussions and expects to refinance its Revolving Credit Facility prior to the issuance of the financial statements for the year ending December 31, 2023. To the extent the Company is not able to refinance its Revolving Credit Facility prior to the issuance of the financial statements for the year ended December 31, 2023, our independent auditors may issue an audit opinion including an explanatory paragraph that indicates there is substantial doubt about our ability to continue as a going concern which would breach a covenant under our Revolving Credit Facility which, unless cured, would constitute an event of default thereunder. In such a case, the Company would not expect that it would have sufficient liquidity to repay all of its outstanding indebtedness at such time. While refinancing discussions are ongoing, the Company has not reached an agreement with respect to such a transaction for refinancing its capital structure and there can be no assurances that such an agreement will be reached in the future.

Due to the ongoing impacts of the COVID-19 pandemic and supply chain disruptions on the Company’s end-markets and the resulting financial impacts on the Company, on February 28, 2022, the Company entered into Amendment No. 3 to the Fourth Amended and Restated Credit Agreement (“Amendment No. 3”). Amendment No. 3 reduced the total revolving credit commitments from $400.0 million to $300.0 million and the maximum permitted amount of swing loans from $40.0 million to $30.0 million. Amendment No. 3 provided for certain financial covenant relief and additional covenant restrictions during the “Specified Period” (the period from February 28, 2022 until the date that the Company delivered a compliance certificate for the quarter ending March 31, 2023 in form and substance satisfactory to the administrative agent). During the Specified Period:
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
•an additional condition to drawing on the Credit Facility was added that restricted borrowings if the Company’s total of 100% of domestic and 65% of foreign cash and cash equivalents exceeded $70.0 million;
•there were certain additional restrictions on Restricted Payments (as defined); and
•a Permitted Acquisition (as defined) could not be consummated unless the net leverage ratio is below 3.50 to 1.00 during the Specified Period.
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
As a result of the amendments, the Company was in compliance with all covenants at June 30, 2023 and December 31, 2022. The Company has not experienced a violation that would limit the Company’s ability to borrow under the Credit Facility, as amended and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance due to the adverse impact of macroeconomic conditions and supply chain disruptions on the Company’s markets and general global demand. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.
The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $1.9 million at both June 30, 2023 and December 31, 2022. At June 30, 2023 and December 31, 2022 there were no borrowings outstanding on this overdraft credit line. During the six months ended June 30, 2023, the subsidiary borrowed and repaid 171.9 million Swedish krona, or $15.9 million.

The Company’s wholly owned subsidiary located in Suzhou, China, has lines of credit that allow up to a maximum borrowing level of 20.0 million Chinese yuan, or $2.8 million at June 30, 2023 and $2.9 million at December 31, 2022. There were no borrowings outstanding at June 30, 2023 and at December 31, 2022 there was $1.5 million in borrowings outstanding on the Suzhou credit line with a weighted-average interest rate of 3.70%. The Suzhou credit line is included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60.0 million Chinese yuan, or $8.3 million and $8.7 million at June 30, 2023 and December 31, 2022, respectively. There was $3.9 million and $2.0 million utilized on the Suzhou bank acceptance draft line of credit at June 30, 2023 and December 31, 2022, respectively. The Suzhou bank acceptance draft line of credit is included on the condensed consolidated balance sheet within accounts payable.
In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech, a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. As of June 30, 2023, the Company’s cumulative investment in the Autotech Fund II was $8.1 million. The Company did not contribute to or receive distributions from Autotech Fund II during the six months ended June 30, 2023 or 2022.
Our future results could also be adversely affected by unfavorable changes in foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Brazil, Argentina, Mexico, Sweden, Estonia, the Netherlands, United Kingdom and China. Currently, we have foreign currency forward contracts in place for Mexican pesos. See Note 5 to the condensed consolidated financial statements for additional details. Our future results could also be unfavorably affected by increased commodity prices and material cost inflation as these fluctuations impact the cost of our raw material purchases.
At June 30, 2023, we had a cash and cash equivalents balance of approximately $34.7 million, of which 90.9% was held in foreign locations. The Company has approximately $128.4 million of undrawn commitments under the Credit Facility as of June 30, 2023, which results in total undrawn commitments and cash balances of more than $163.1 million. However, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance.
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
Critical Accounting Policies and Estimates
The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2022 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2022 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the second quarter of 2023.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of Common Shares made by us during the three months ended June 30, 2023. There were 5,622 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/23-4/30/23	1,180	$18.70	N/A	N/A
5/1/23-5/31/23	—	$—	N/A	N/A
6/1/23-6/30/23	4,442	$17.77	N/A	N/A
Total	5,622
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Employment Agreement, dated April 13, 2023, between the Company and James Zizelman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on April 18, 2023).

10.2
Indemnification Agreement, dated April 13, 2023, between the Company and James Zizelman (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on April 18, 2023).

10.3	Form of 2023 Phantom Share Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 22, 2023).

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	101	XBRL Exhibits:

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104
The cover page from our Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed with the Securities and Exchange Commission on August 2, 2023, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: August 2, 2023	/s/ James Zizelman
James Zizelman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 2, 2023	/s/ Matthew R. Horvath
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)