Form 10-Q
period 2023-09-30
STONERIDGE INC
filed 2023-11-01
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2023
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period     for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No
The number of Common Shares, without par value, outstanding as of October 27, 2023 was 27,547,977.

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
•global economic trends, competition and geopolitical risks, including impacts from the ongoing global conflicts and the related sanctions and other measures, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and China or other countries;
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
•labor disruptions at our facilities, or at any of our significant customers (including the UAW strike which impacted certain customers), or suppliers;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
STONERIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,758	$54,798
Accounts receivable, less reserves of $956 and $962, respectively	177,202	158,155
Inventories, net	183,177	152,580
Prepaid expenses and other current assets	39,281	44,018
Total current assets	436,418	409,551
Long-term assets:
Property, plant and equipment, net	106,788	104,643
Intangible assets, net	45,180	45,508
Goodwill	33,789	34,225
Operating lease right-of-use asset	11,136	13,762
Investments and other long-term assets, net	45,463	44,416
Total long-term assets	242,356	242,554
Total assets	$678,774	$652,105

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Revolving credit facility	$183,918	$—
Current portion of debt	2,055	1,450
Accounts payable	131,094	110,202
Accrued expenses and other current liabilities	64,847	66,040
Total current liabilities	381,914	177,692
Long-term liabilities:
Revolving credit facility	—	167,802
Deferred income taxes	7,407	8,498
Operating lease long-term liability	8,054	10,594
Other long-term liabilities	8,057	6,577
Total long-term liabilities	23,518	193,471
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	—	—
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,548 and 27,341 shares outstanding at September 30, 2023 and December 31, 2022, respectively, with no stated value	—	—
Additional paid-in capital	226,382	232,758
Common Shares held in treasury, 1,418 and 1,625 shares at September 30, 2023 and December 31, 2022, respectively, at cost	(43,408)	(50,366)
Retained earnings	193,485	201,692
Accumulated other comprehensive loss	(103,117)	(103,142)
Total shareholders' equity	273,342	280,942
Total liabilities and shareholders' equity	$678,774	$652,105
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022

Net sales	$238,164	$226,757	$746,303	$668,751
Costs and expenses:
Cost of goods sold	185,689	177,317	590,538	539,304
Selling, general and administrative	28,111	27,444	91,465	83,781
Design and development	17,852	16,133	57,486	48,715
Operating income (loss)	6,512	5,863	6,814	(3,049)
Interest expense, net	3,313	1,845	9,179	4,848
Equity in loss (earnings) of investee	141	(34)	641	424
Other (income) expense, net	(1,383)	2,332	2,152	3,067
Income (loss) before income taxes	4,441	1,720	(5,158)	(11,388)
Provision for income taxes	2,270	989	3,049	2,895
Net income (loss)	$2,171	$731	$(8,207)	$(14,283)

Income (loss) per share:
Basic	$0.08	$0.03	$(0.30)	$(0.52)
Diluted	$0.08	$0.03	$(0.30)	$(0.52)

Weighted-average shares outstanding:
Basic	27,484	27,281	27,428	27,250
Diluted	27,734	27,524	27,428	27,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022

Net income (loss)	$2,171	$731	$(8,207)	$(14,283)

Other comprehensive (loss) income, net of tax:
Foreign currency translation (1)	(6,969)	(10,348)	95	(21,899)
Unrealized (loss) gain on derivatives (2)	(126)	(276)	(70)	719
Other comprehensive (loss) income, net of tax	(7,095)	(10,624)	25	(21,180)

Comprehensive loss	$(4,924)	$(9,893)	$(8,182)	$(35,463)

(1)	Net of tax benefit of $0 and $267 for the three and nine months ended September 30, 2022, respectively.

(2)
Net of tax benefit of $34 and $73 for the three months ended September 30, 2023 and 2022, respectively. Net of tax (benefit) expense of $(19) and $191 for the nine months ended September 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30, (in thousands)	2023	2022

OPERATING ACTIVITIES:
Net loss	$(8,207)	$(14,283)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	19,800	20,183
Amortization, including accretion and write-off of deferred financing costs	6,077	6,187
Deferred income taxes	(2,732)	(2,834)
Loss of equity method investee	641	424
Gain on sale of fixed assets	(861)	(95)
Share-based compensation expense	2,272	4,421
Excess tax deficiency related to share-based compensation expense	74	266
Gain on settlement of net investment hedge	—	(3,716)
Changes in operating assets and liabilities:
Accounts receivable, net	(21,335)	(28,333)
Inventories, net	(33,651)	(24,333)
Prepaid expenses and other assets	7,473	(15,510)
Accounts payable	23,322	18,366
Accrued expenses and other liabilities	1,459	15,119
Net cash used for operating activities	(5,668)	(24,138)

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(28,584)	(22,877)
Proceeds from sale of fixed assets	1,841	95
Proceeds from settlement of net investment hedge	—	3,820
Investment in venture capital fund, net	(200)	(700)
Net cash used for investing activities	(26,943)	(19,662)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	81,365	21,817
Revolving credit facility payments	(64,568)	(18,000)
Proceeds from issuance of debt	27,579	30,513
Repayments of debt	(27,145)	(32,789)
Earn-out consideration cash payment	—	(6,276)
Repurchase of Common Shares to satisfy employee tax withholding	(1,697)	(760)
Net cash provided by (used for) financing activities	15,534	(5,495)

Effect of exchange rate changes on cash and cash equivalents	(963)	(3,915)
Net change in cash and cash equivalents	(18,040)	(53,210)
Cash and cash equivalents at beginning of period	54,798	85,547

Cash and cash equivalents at end of period	$36,758	$32,337

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$9,248	$4,992
Cash paid for income taxes, net	$8,453	$5,808
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands)	Number of Common Shares outstanding	Number of treasury shares	Additional paid-in capital	Common Shares held in treasury	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity

BALANCE DECEMBER 31, 2021	27,191	1,775	$232,490	$(55,264)	$215,748	$(97,024)	$295,950
Net loss	—	—	—	—	(7,675)	—	(7,675)
Unrealized gain on derivatives, net	—	—	—	—	—	1,048	1,048
Currency translation adjustments	—	—	—	—	—	4,161	4,161
Issuance of Common Shares	161	(161)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(36)	36	—	4,093	—	—	4,093
Share-based compensation, net	—	—	(3,653)	—	—	—	(3,653)
BALANCE MARCH 31, 2022	27,316	1,650	$228,837	$(51,171)	$208,073	$(91,815)	$293,924

Net loss	—	—	—	—	(7,339)	—	(7,339)
Unrealized loss on derivatives, net	—	—	—	—	—	(53)	(53)
Currency translation adjustments	—	—	—	—	—	(15,712)	(15,712)
Issuance of Common Shares	4	(4)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(2)	2	—	90	—	—	90
Share-based compensation, net	—	—	1,618	—	—	—	1,618
BALANCE JUNE 30, 2022	27,318	1,648	$230,455	$(51,081)	$200,734	$(107,580)	$272,528

Net income	—	—	—	—	731	—	731
Unrealized loss on derivatives, net	—	—	—	—	—	(276)	(276)
Currency translation adjustments	—	—	—	—	—	(10,348)	(10,348)
Issuance of Common Shares	13	(13)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(4)	4	—	309	—	—	309
Share-based compensation, net	—	—	1,220	—	—	—	1,220
BALANCE SEPTEMBER 30, 2022	27,327	1,639	$231,675	$(50,772)	$201,465	$(118,204)	$264,164

BALANCE DECEMBER 31, 2022	27,341	1,625	$232,758	$(50,366)	$201,692	$(103,142)	$280,942
Net loss	—	—	—	—	(7,386)	—	(7,386)
Unrealized loss on derivatives, net	—	—	—	—	—	(232)	(232)
Currency translation adjustments	—	—	—	—	—	4,072	4,072
Issuance of Common Shares	234	(234)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(62)	62	—	5,649	—	—	5,649
Share-based compensation, net	—	—	(6,802)	—	—	—	(6,802)
BALANCE MARCH 31, 2023	27,513	1,453	$225,956	$(44,717)	$194,306	$(99,302)	$276,243

Net loss	—	—	—	—	(2,992)	—	(2,992)
Unrealized gain on derivatives, net	—	—	—	—	—	288	288
Currency translation adjustments	—	—	—	—	—	2,992	2,992
Issuance of Common Shares	15	(15)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(6)	6	—	350	—	—	350
Share-based compensation, net	—	—	757	—	—	—	757
BALANCE JUNE 30, 2023	27,522	1,444	$226,713	$(44,367)	$191,314	$(96,022)	$277,638

Net income	—	—	—	—	2,171	—	2,171
Unrealized loss on derivatives, net	—	—	—	—	—	(126)	(126)
Currency translation adjustments	—	—	—	—	—	(6,969)	(6,969)
Issuance of Common Shares	45	(45)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(19)	19	—	959	—	—	959
Share-based compensation, net	—	—	(331)	—	—	—	(331)
BALANCE SEPTEMBER 30, 2023	27,548	1,418	$226,382	$(43,408)	$193,485	$(103,117)	$273,342
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(1) Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2022 Form 10-K.
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
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three months ended September 30, 2023 and 2022:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Three months ended September 30,	2023	2022	2023	2022	2023	2022	2023	2022
Net Sales:
North America	$75,565	$76,055	$50,934	$40,955	$—	$—	$126,499	$117,010
South America	—	—	—	—	14,168	13,790	14,168	13,790
Europe	—	—	82,737	81,007	—	—	82,737	81,007
Asia Pacific	13,779	12,846	981	2,104	—	—	14,760	14,950
Total net sales	$89,344	$88,901	$134,652	$124,066	$14,168	$13,790	$238,164	$226,757
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the nine months ended September 30, 2023 and 2022:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Nine months ended September 30,	2023	2022	2023	2022	2023	2022	2023	2022
Net Sales:
North America	$229,990	$219,453	$155,823	$111,027	$—	$—	$385,813	$330,480
South America	—	—	—	—	43,332	39,184	43,332	39,184
Europe	—	—	269,154	256,370	—	—	269,154	256,370
Asia Pacific	37,416	38,074	10,588	4,643	—	—	48,004	42,717
Total net sales	$267,406	$257,527	$435,565	$372,040	$43,332	$39,184	$746,303	$668,751
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
Contract Balances
The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of September 30, 2023 and December 31, 2022.
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

	September 30, 2023	December 31, 2022
Raw materials	$138,374	$121,983
Work-in-progress	11,645	7,812
Finished goods	33,158	22,785
Total inventories, net	$183,177	$152,580
Inventory valued using the FIFO method was $170,252 and $139,996 at September 30, 2023 and December 31, 2022, respectively. Inventory valued using the average cost method was $12,925 and $12,584 at September 30, 2023 and December 31, 2022, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(5) Financial Instruments and Fair Value Measurements
Financial Instruments
A financial instrument is cash or a contract that imposes an obligation to deliver or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The fair value of debt approximates the carrying value of debt, due to the variable interest rate on our Credit Facility and the maturity of the remaining outstanding debt.
Derivative Instruments and Hedging Activities
On September 30, 2023, the Company had open Mexican peso-denominated foreign currency forward contracts. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2023 and 2022. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.
Foreign Currency Exchange Rate Risk
Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction with the resulting adjustments included on the condensed consolidated statements of operations within Other (income) expense, net. These foreign currency transaction (gains) losses, including the impact of hedging activities, were $(1,359) and $2,259 for the the three months ended September 30, 2023 and 2022, respectively and $2,099 and $6,500 for the nine months ended September 30, 2023 and 2022, respectively.
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
The Company elected to assess hedge effectiveness of the net investment hedges under the spot method. Accordingly, periodic changes in the fair value of the derivative instruments attributable to factors other than spot exchange rate variability were excluded from the measurement of hedge ineffectiveness and reported directly in earnings each reporting period. The change in fair value of these derivative instruments was recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the condensed consolidated balance sheets. The Company had no outstanding net investment hedges at September 30, 2023 or December 31, 2022.

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
In certain instances, the foreign currency forward contracts may not qualify for hedge accounting or are not designated as hedges and, therefore, are marked-to-market with gains and losses recognized in the Company’s condensed consolidated statements of operations as a component of other (income) expense, net. During 2023 and 2022, all of the Company’s foreign currency forward contracts were designated as cash flow hedges.
The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:
Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges
The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at September 30, 2023 of $22,973 which expire ratably on a monthly basis from October 2023 to August 2024. The notional amount at December 31, 2022 related to Mexican peso-denominated foreign currency forward contracts was $0.
The Company evaluated the effectiveness of the Mexican peso and U.S. dollar-denominated forward contracts held as of September 30, 2023 and concluded that the hedges were highly effective.
Interest Rate Risk
Interest Rate Risk – Cash Flow Hedge
On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Interest Rate Swap”) with a notional amount of $50,000 to hedge its exposure to interest payment fluctuations on a portion of its Credit Facility borrowings. The Interest Rate Swap matured on March 10, 2023. The Interest Rate Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's Credit Facility. Accordingly, the change in fair value of the Interest Rate Swap was recognized in accumulated other comprehensive loss. The Interest Rate Swap agreement required monthly settlements on the same days that the Credit Facility interest payments were due and had a maturity date of March 10, 2023, which was prior to the Credit Facility maturity date of June 5, 2024. Under the Interest Rate Swap terms, the Company paid a fixed interest rate and received a floating interest rate based on the one-month LIBOR, with a floor. The critical terms of the Interest Rate Swap were aligned with the terms of the Credit Facility, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Interest Rate Swap were recognized as a component of interest expense, net on the condensed consolidated statements of operations. The Interest Rate Swap settlements reduced interest expense, net by $100 for the three months ended September 30, 2022. The Interest Rate Swap settlements reduced interest expense, net by $290 and increased interest expense, net by $133 for the nine months ended September 30, 2023 and 2022, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Notional amounts (A)		Prepaid expenses and other current assets
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$22,973	$—	$205	$—
Interest rate swap	$—	$50,000	$—	$294
_____________________________
(A)Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.
Gross amounts recorded for the cash flow and net investment hedges in other comprehensive loss and in net income for the three months ended September 30 were as follows:

	Gain recorded in other comprehensive loss		Gain reclassified from other comprehensive loss into net income (A)
	2023	2022	2023	2022
Derivatives designated as cash flow hedges:
Forward currency contracts	$67	$97	$227	$496
Interest rate swap	$—	$150	$—	$100
Derivatives designated as net investment hedges:
Cross-currency swaps	$—	$—	$—	$—
_____________________________

(A)
Gains reclassified from other comprehensive loss into net income recognized in selling, general and administrative expenses (“SG&A”) in the Company’s condensed consolidated statements of operations were $54 and $115 for the three months ended September 30, 2023 and 2022, respectively. Gains reclassified from other comprehensive loss into net income recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $173 and $381 for the three months ended September 30, 2023 and 2022, respectively. Gains reclassified from other comprehensive loss into net income recognized in interest expense, net in the Company’s condensed consolidated statements of operations were $0 and $100 for the three months ended September 30, 2023 and 2022, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Gross amounts recorded for the cash flow and net investment hedges in other comprehensive income (loss) and in net loss for the nine months ended September 30 were as follows:

	Gain (loss) recorded in other comprehensive income (loss)		Gain (loss) reclassified from other comprehensive income (loss) into net loss (A)
	2023	2022	2023	2022
Derivatives designated as cash flow hedges:
Forward currency contracts	$483	$1,084	$278	$1,253
Interest rate swap	$(4)	$946	$290	$(133)
Derivatives designated as net investment hedges:
Cross-currency swaps	$—	$2,328	$—	$3,598

(A)
Gains reclassified from other comprehensive income (loss) into net loss recognized in selling, general and administrative expenses (“SG&A”) in the Company’s condensed consolidated statements of operations were $66 and $266 for the nine months ended September 30, 2023 and 2022, respectively. Gains reclassified from other comprehensive income (loss) into net loss recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $212 and $987 for the nine months ended September 30, 2023 and 2022, respectively. Gains (losses) reclassified from other comprehensive income (loss) into net loss recognized in interest expense, net in the Company’s condensed consolidated statements of operations were $290 and $(133) for the nine months ended September 30, 2023 and 2022, respectively. Gains reclassified from other comprehensive (loss) income into net (loss) income recognized in other expense (income), net in the Company's condensed consolidated statements of operations were $3,598 for the nine months ended September 30, 2022.

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

		September 30, 2023			December 31, 2022
		Fair values estimated using
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs	Fair value
Financial assets carried at fair value:
Forward currency contracts	$205	$—	$205	$—	$—
Interest rate swap	—	—	—	—	294
Total financial assets carried at fair value	$205	$—	$205	$—	$294

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

Stoneridge Brazil
2022
Balance at January 1	$7,351
Foreign currency adjustments	921
Earn-out consideration cash payment	(8,272)
Balance at September 30	$—
The Company was required to pay the Stoneridge Brazil earn-out consideration based on Stoneridge Brazil’s financial performance in 2021. The fair value of the Stoneridge Brazil earn-out consideration was based on earnings before interest, taxes, depreciation and amortization in 2021. The Stoneridge Brazil earn-out consideration obligation was recorded within accrued expenses and other current liabilities in the condensed consolidated balance sheets as of December 31, 2021. The earn-out consideration obligation of $8,272 was paid in April 2022 and recorded in the condensed consolidated statement of cash flows within operating and financing activities in the amounts of $1,996 and $6,276, respectively.
The foreign currency impact related to the Stoneridge Brazil earn-out consideration was included in other expense (income), net in the condensed consolidated statements of operations.
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the nine months ended September 30, 2023.
(6) Share-Based Compensation
Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expenses, was $1,001 and $1,587 for the three months ended September 30, 2023 and 2022, respectively. Compensation expense for share-based compensation arrangements was $2,272 and $4,421 for the nine months ended September 30, 2023 and 2022, respectively. The nine months ended September 30, 2023 included income from the forfeiture of certain grants associated with employee resignations.
(7) Debt
Debt consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022	Interest rates at September 30, 2023	Maturity
Debt
Revolving Credit Facility	$183,918	$167,802	7.15%	June 2024
Suzhou short-term credit line	2,055	1,450	3.25%	August 2024
Total debt	185,973	169,252
Less: current portion	(185,973)	(1,450)
Total long-term debt, net	$—	$167,802

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
Our Revolving Credit Facility matures on June 5, 2024. The Company is in the advanced stage of refinancing its Revolving Credit Facility. While there can be no assurance that the Company will refinance the current Revolving Credit Facility the Company anticipates that the refinancing will occur in the near future and, in any event, prior to the issuance of the financial statements for the year ending December 31, 2023. The Company’s ability to continue as a going concern is contingent upon its ability to refinance its Revolving Credit Facility.
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
The Company capitalized $332 of deferred financing costs as a result of entering into Amendment No. 4 during the nine months ended September 30, 2023.
Borrowings outstanding on the Credit Facility were $183,918 and $167,802 at September 30, 2023 and December 31, 2022, respectively.
As a result of the amendments, the Company was in compliance with all Credit Facility covenants at September 30, 2023 and December 31, 2022.
The Company also has outstanding letters of credit of $1,586 at both September 30, 2023 and December 31, 2022.
Debt
The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $1,832 and $1,922, at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, there were no borrowings outstanding on this overdraft credit line. During the nine months ended September 30, 2023, the subsidiary borrowed and repaid 270,626 Swedish krona, or $24,783.
The Company’s wholly owned subsidiary located in Suzhou, China (the “Suzhou subsidiary”), has lines of credit (the “Suzhou credit line”) that allow up to a maximum borrowing level of 20,000 Chinese yuan, or $2,739 and $2,900 at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022 there was $2,055 and $1,450, respectively, in borrowings outstanding on the Suzhou credit line with a weighted-average interest rate of 3.25% and 3.70%, respectively. The Suzhou credit line was included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60,000 Chinese yuan, or $8,218 and $8,699 at September 30, 2023 and December 31, 2022, respectively. There was $3,686 and $1,998 utilized on the Suzhou bank acceptance draft line of credit at September 30, 2023 and December 31, 2022, respectively. The Suzhou bank acceptance draft line of credit is included on the condensed consolidated balance sheet within accounts payable.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(8) Earnings (Loss) Per Share
Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted-average number of Common Shares outstanding for each respective period. Diluted loss per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 238,342 and 217,711 for the nine months ended September 30, 2023 and 2022, respectively, were excluded from diluted loss per share because the effect would be anti-dilutive.
Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic weighted-average Common Shares outstanding	27,483,709	27,280,883	27,428,249	27,249,500
Effect of dilutive shares	250,400	243,557	—	—
Diluted weighted-average Common Shares outstanding	27,734,109	27,524,440	27,428,249	27,249,500
There were 425,612 and 770,939 performance-based right to receive Common Shares outstanding at September 30, 2023 and 2022, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the contingency period.
(9) Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive loss for the three months ended September 30, 2023 and 2022 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at July 1, 2023	$(96,310)	$288	$(96,022)
Other comprehensive (loss) income before reclassifications	(6,969)	53	(6,916)
Amounts reclassified from accumulated other comprehensive loss	—	(179)	(179)
Net other comprehensive loss, net of tax	(6,969)	(126)	(7,095)
Balance at September 30, 2023	$(103,279)	$162	$(103,117)

Balance at July 1, 2022	$(108,754)	$1,174	$(107,580)
Other comprehensive (loss) income before reclassifications	(10,348)	195	(10,153)
Amounts reclassified from accumulated other comprehensive loss	—	(471)	(471)
Net other comprehensive loss, net of tax	(10,348)	(276)	(10,624)
Balance at September 30, 2022	$(119,102)	$898	$(118,204)

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Changes in accumulated other comprehensive loss for the nine months ended September 30, 2023 and 2022 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at January 1, 2023	$(103,374)	$232	$(103,142)
Other comprehensive income before reclassifications	95	379	474
Amounts reclassified from accumulated other comprehensive loss	—	(449)	(449)
Net other comprehensive income (loss), net of tax	95	(70)	25
Balance at September 30, 2023	$(103,279)	$162	$(103,117)

Balance at January 1, 2022	$(97,203)	$179	$(97,024)
Other comprehensive (loss) income before reclassifications	(19,057)	1,604	(17,453)
Amounts reclassified from accumulated other comprehensive loss	(2,842)	(885)	(3,727)
Net other comprehensive (loss) income, net of tax	(21,899)	719	(21,180)
Balance at September 30, 2022	$(119,102)	$898	$(118,204)
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
As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three months ended September 30, 2023 and 2022, the Company did not recognize any expense related to groundwater remediation. During the nine months ended September 30, 2023 and 2022, the Company recognized expense of $125 and $0, respectively, related to groundwater remediation. At September 30, 2023 and December 31, 2022, the Company accrued $145 and $246, respectively, related to expected future remediation costs. At September 30, 2023 and December 31, 2022, $138 and $132, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amounts as of September 30, 2023 and December 31, 2022 were recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.
The Company’s Stoneridge Brazil subsidiary has civil, labor and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$40,381 ($8,064) and R$47,820 ($9,165) at September 30, 2023 and December 31, 2022, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations.
On August 12, 2020, the Brazilian Administrative Counsel for Economic Defense (“CADE”) issued a ruling against Stoneridge Brazil for abuse of dominance and market foreclosure through its prior use of exclusivity provisions in agreements with its distributors. The CADE tribunal imposed a R$7,995 ($1,597) fine which is included in the reasonably possible contingencies noted above. The Company is challenging this ruling in Brazilian federal court to reverse this decision by the CADE tribunal.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Long Term Supply Commitment
In 2022, the Company entered into a long term supply agreement with a supplier for the purchase of certain electronic semiconductor components through December 31, 2026. Pursuant to the agreement, the Company paid capacity deposits of $1,000 in December 2022 and June 2023, respectively. The capacity deposits are recognized in prepaid and other current assets on our condensed consolidated balance sheet. This long term supply agreement requires the Company to purchase minimum annual volumes while requiring the supplier to sell these components at a fixed price. The Company purchased $1,252 and $327 of these components during the three months ended September 30, 2023 and 2022, respectively, and $4,579 and $515 during the nine months ended September 30, 2023 and 2022, respectively. The Company is required to purchase $5,871, $7,828, $10,764 and $10,764 of these components in each of the years 2023 through 2026, respectively.
Product Warranty and Recall
Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims, forecasts of the resolution of existing claims, expected future claims on products sold and commercial discussions with our customers. The key factors in our estimate are the warranty period and the customer source. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall reserve included $6,018 and $4,437 of a long-term liability at September 30, 2023 and December 31, 2022, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.
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
The following provides a reconciliation of changes in product warranty and recall reserve liability:

Nine months ended September 30,	2023	2022
Product warranty and recall reserve at beginning of period	$13,477	$9,846
Accruals for warranties established during period	10,521	7,395
Aggregate changes in pre-existing liabilities due to claim developments	579	1,158
Settlements made during the period	(5,519)	(5,762)
Foreign currency translation	(386)	(934)
Product warranty and recall reserve at end of period	$18,672	$11,703
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The settlement of liabilities associated with for the Canton Restructuring that relate to the Control Devices reportable segment include the following:

	Accrual as of January 1, 2022	2022 Charge to Expense	Utilization		Accrual as of September 30, 2022
			Cash	Non-Cash
Employee termination benefits	$93	$—	$(93)	$—	$—
Total	$93	$—	$(93)	$—	$—
In addition to specific restructuring activities, the Company regularly evaluates the performance of its businesses and cost structures, including personnel, and makes necessary changes thereto in order to optimize its results. The Company also evaluates the required skill sets of its personnel and periodically makes strategic changes. As a consequence of these actions, the Company incurs severance related costs that are referred to as business realignment charges. Realignment expense for the three months ended September 30, 2023 was primarily related to the centralization of the product line management, sales and engineering functions.
Business realignment charges incurred by reportable segment were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Control Devices (A)	$132	$—	$511	$—
Electronics (B)	1,070	—	2,726	—
Stoneridge Brazil (C)	—	64	—	98
Unallocated Corporate (D)	—	190	1,137	190
Total business realignment charges	$1,202	$254	$4,374	$288
_____________________________________

(A)
Severance costs for the three months ended September 30, 2023 related to SG&A were $132. Severance costs for the nine months ended September 30, 2023 related to COGS and SG&A were $369 and $142, respectively.

(B)
Severance costs for the three months ended September 30, 2023 related to COGS, SG&A and D&D were $30, $657 and $383, respectively. Severance costs for the nine months ended September 30, 2023 related to COGS, SG&A and D&D were $287, $2,056 and $383, respectively.

(C)	Severance costs for the three and nine months ended September 30, 2022 related to SG&A were $64 and $98, respectively.

(D)
Employee separation related costs for the three and nine months ended September 30, 2023 related to SG&A were $0 and $1,122, respectively. Employee separation related costs for the nine months ended September 30, 2023 related to D&D were $15. Severance costs for both the three and nine months ended September 30, 2022 related to SG&A were $190.

Business realignment charges incurred, classified by statement of operations line item were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$30	$—	$656	$—
Selling, general and administrative	789	254	3,320	288
Design and development	383	—	398	—
Total business realignment charges	$1,202	$254	$4,374	$288

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(12) Income Taxes
For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income. Tax jurisdictions with a projected or year to date loss for which a benefit cannot be realized are excluded.
For the three months ended September 30, 2023, income tax expense of $2,270 was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions, U.S. taxes on foreign earnings and non-deductible expenses offset by tax credits and incentives. The effective tax rate of 51.1% varies from the statutory rate primarily due to U.S. taxes on foreign earnings, non-deductible expenses and the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions offset by tax credits and incentives.
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
For the nine months ended September 30, 2023, income tax expense of $3,049 was attributable to the mix of earnings among tax jurisdictions and U.S. taxes on foreign earnings offset by tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives. The effective tax rate of (59.1)% varies from the statutory rate primarily due to U.S. taxes on foreign earnings offset by the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives.
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
A summary of financial information by reportable segment is as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Sales:
Control Devices	$89,344	$88,901	$267,406	$257,527
Inter-segment sales	733	474	2,437	1,855
Control Devices net sales	90,077	89,375	269,843	259,382
Electronics	134,652	124,066	435,565	372,040
Inter-segment sales	8,649	5,948	25,656	21,027
Electronics net sales	143,301	130,014	461,221	393,067
Stoneridge Brazil	14,168	13,790	43,332	39,184
Inter-segment sales	—	22	—	22
Stoneridge Brazil net sales	14,168	13,812	43,332	39,206
Eliminations	(9,382)	(6,444)	(28,093)	(22,904)
Total net sales	$238,164	$226,757	$746,303	$668,751
Operating Income (Loss):
Control Devices	$5,488	$7,522	$12,649	$18,416
Electronics	7,647	5,416	16,491	180
Stoneridge Brazil	1,241	908	3,483	2,370
Unallocated Corporate (A)	(7,864)	(7,983)	(25,809)	(24,015)
Total operating income (loss)	$6,512	$5,863	$6,814	$(3,049)
Depreciation and Amortization:
Control Devices	$3,100	$3,325	$9,373	$10,291
Electronics	3,521	3,372	10,488	10,495
Stoneridge Brazil	1,259	968	3,545	2,991
Unallocated Corporate	593	589	1,800	1,717
Total depreciation and amortization (B)	$8,473	$8,254	$25,206	$25,494
Interest Expense (Income), net:
Control Devices	$37	$30	$120	$73
Electronics	456	279	1,452	580
Stoneridge Brazil	(680)	(298)	(1,269)	(989)
Unallocated Corporate	3,500	1,834	8,876	5,184
Total interest expense, net	$3,313	$1,845	$9,179	$4,848
Capital Expenditures:
Control Devices	$2,986	$3,536	$6,961	$9,297
Electronics	4,710	2,293	13,251	7,052
Stoneridge Brazil	889	757	2,307	2,684
Unallocated Corporate(C)	371	(52)	700	649
Total capital expenditures	$8,956	$6,534	$23,219	$19,682

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

	September 30, 2023	December 31, 2022
Total Assets:
Control Devices	$174,191	$174,535
Electronics	393,385	369,232
Stoneridge Brazil	65,430	60,861
Corporate (C)	416,377	419,469
Eliminations	(370,609)	(371,992)
Total assets	$678,774	$652,105
The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net Sales:
North America	$126,499	$117,010	$385,813	$330,480
South America	14,168	13,790	43,332	39,184
Europe and Other	97,497	95,957	317,158	299,087
Total net sales	$238,164	$226,757	$746,303	$668,751

	September 30, 2023	December 31, 2022
Long-term Assets:
North America	$91,019	$92,149
South America	32,688	31,796
Europe and Other	118,649	118,609
Total long-term assets	$242,356	$242,554
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
(14) Investments
PST Eletrônica Ltda.
The Company had a 74% controlling interest in Stoneridge Brazil from December 31, 2011 through May 15, 2017. On May 16, 2017, the Company acquired the remaining 26% noncontrolling interest in Stoneridge Brazil. As part of the acquisition agreement, the Company was required to pay additional earn-out consideration based on Stoneridge Brazil’s financial performance in 2021. The final earn-out consideration of $8,272 was paid on April 29, 2022. See Note 5 for the foreign currency adjustment of the earn-out consideration in prior periods.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Other Investments
In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company has contributed $8,250 to the Autotech Fund II as of September 30, 2023. The Company contributed $200 and $250 to Autotech Fund II during the three months ended September 30, 2023 and 2022, respectively. The Company contributed $200 and $700 to Autotech Fund II during the nine months ended September 30, 2023 and 2022, respectively. The Company has a 6.6% interest in Autotech Fund II. The Company recognized (losses) earnings of $(141) and $34 during the three months ended September 30, 2023 and 2022, respectively. The Company recognized losses of $641 and $424 during the nine months ended September 30, 2023 and 2022, respectively. The Autotech Fund II investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $8,203 and $8,644 as of September 30, 2023 and December 31, 2022, respectively.

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
Third Quarter Overview
During the third quarter of 2023, we benefited from both increased volumes in our North American and European commercial vehicle markets, compared to the prior year quarter, due to improvements in end market demand and material availability. We continued to benefit from previously negotiated pricing actions agreed to with the majority of our commercial vehicle customers, which offset a portion of the incremental material, supply chain and other input costs we incurred.
The Company had net income of $2.2 million, or $0.08 per diluted share, for the three months ended September 30, 2023.
Net income for the quarter ended September 30, 2023 increased by $1.4 million, or $0.05 per diluted share, from net income of $0.7 million, or $0.03 per diluted share, for the three months ended September 30, 2022. Net income increased primarily due to additional contribution from higher sales levels, including the benefit of previously negotiated price increases and favorable foreign exchange fluctuations offset by higher business realignment, D&D spending and interest costs. Net sales increased by $11.4 million, or 5.0%, primarily from higher volumes in our served markets and the impact of previously negotiated price increases offset by lower required electronic component spot buy purchases in our Electronics segment.
Our Control Devices segment net sales increased by 0.5% compared to the third quarter of 2022 primarily as a result of an increase in China automotive and commercial vehicle markets as well as negotiated price increases. These increases were offset by a decrease in our North American automotive and commercial vehicle markets. Segment gross margin as a percentage of sales decreased due to higher direct material costs from inflation and troubled supplier support costs. Segment operating income decreased due to lower gross margin and higher SG&A and D&D spending.
Our Electronics segment net sales increased by 8.5% compared to the third quarter of 2022 primarily due to increased sales volumes in our European and North American commercial vehicle markets, including the launch of a next generation tachograph for our European markets, and the impact of previously negotiated price increases offset by lower required electronic component spot buy purchases. Segment gross margin as a percent of sales increased primarily due to higher contribution from higher sales levels, negotiated price increases, lower material costs including the favorable effect of foreign currency and lower required electronic component spot buy purchases offset by an increase in labor and overhead costs. Operating income for the segment increased compared to the third quarter of 2022 primarily due to higher gross margin offset by higher SG&A and D&D spending, including support for new product launches and business realignment expense of $1.1 million.
Our Stoneridge Brazil segment net sales increased by 2.7% compared to the third quarter of 2022 primarily due to favorable foreign currency translation and higher sales of our OEM and aftermarket products offset by lower sales demand for our other product lines. Segment gross margin increased due to increased contribution margin from higher sales and favorable foreign currency fluctuations. Operating income increased due to higher gross margin offset by an increase in SG&A spending.
In the third quarter of 2023, SG&A expenses increased by $0.7 million compared to the third quarter of 2022 primarily due to higher current quarter business realignment costs of $0.5 million, and higher professional service fees and IT related spend offset by lower incentive compensation.

In the third quarter of 2023, D&D costs increased by $1.7 million compared to the prior year third quarter due to incremental engineering spending primarily related to product launches and software, higher business realignment expense and lower customer reimbursements offset by increased capitalized software development costs.
At September 30, 2023 and December 31, 2022, we had cash and cash equivalents balances of $36.8 million and $54.8 million, respectively, and we had $183.9 million and $167.8 million, respectively, in borrowings outstanding on our Credit Facility. The 2023 decrease in cash and cash equivalents was mostly due to capital expenditures for new product launches and relatively higher working capital to support higher sales and production levels.
Outlook
The Company believes that focusing on products that address industry megatrends will have a positive effect on both our top-line growth and underlying margins. For example, the Company is aligned with platforms likely to perform well against overall market dynamics including light-trucks, SUVs and crossover vehicles and our continued focus on safety, vehicle intelligence and connectivity based products, such as the recent release of our next generation tachograph for our European markets and future launches of our MirrorEye programs in North America and Europe.
Global inflation has increased significantly since 2021. Rising costs of materials, labor and other inputs used to manufacture and sell our products, have impacted, and may continue to impact, our results. While incremental material and production costs have started to moderate, we expect continued cost inflation to persist into 2024 which will continue to put pressure on margins. In order to minimize the impact of these incremental costs, we have taken several actions, including negotiating price increases and cost recoveries with our customers. Additionally, we continued to focus on improving manufacturing performance and optimizing our global cost structure to both reduce costs and improve operational efficiency. We expect these actions will benefit our current and future financial performance.
Based on IHS Market production forecasts, the North American automotive market is expected to increase to 15.2 million units in 2023 and then to 16.4 million units in 2024 from 14.3 million units in 2022 as this market continues to recover from supply chain disruptions and economic headwinds. The Company expects continued pressure on sales volumes in our Control Devices segment in the fourth quarter due to the UAW strike impact on US OEM production volumes and reduced production expectations for electrified vehicle platforms with some of our key customers. We continue to focus on improved manufacturing execution, supply chain strategy, material cost improvement actions and enterprise-wide cost improvement plans and will continue to react to changes in our end-markets as needed to maintain and continue to improve our margins. During the third quarter of 2023, our Control Devices segment incurred $0.7 million of support costs for a troubled supplier and expect to continue to incur these costs at a reduced rate in the future. We will continue to focus on growing our core product portfolio aligned with industry megatrends by investing in our actuation and system-level sensor businesses as we anticipate greater opportunities as powertrains become increasingly electrified and efficient.
In the third quarter of 2023, the collective bargaining agreements of certain North American customers and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) in the United States and Unifor in Canada expired, which resulted in work stoppages at certain of our customers' facilities. These work stoppages had an immaterial impact on our financial performance during the third quarter of 2023. In late October 2023, our customers and labor unions have reached tentative agreements which are subject to ratification by union membership however, despite the fact that the UAW and certain customers have announced tentative agreements, we expect that labor stoppages prior to the agreements and the ramp back up of impacted customer facilities will have a negative impact on sales and as a result, operating performance, in the fourth quarter of 2023.
In the fourth quarter of 2023, we expect overall softening in our commercial vehicle end markets. In 2024, our European and North American commercial vehicle end market volumes are forecasted to decrease 15.3% and 13.3%, respectively, however, we expect our Electronics’ segment sales to outperform forecasted volumes due to strong demand for our existing products and the ramp-up of recently launched programs, including our next generation tachograph and first North American OEM MirrorEye program, as well as expected program launches, including our next MirrorEye program launch in Europe in 2024. Customer recoveries related to spot buys of materials purchased for our customers increased net sales by $58.4 million for the full year 2022 and $14.4 million for the nine months ended September 30, 2023. Spot buy material purchasing activity, which is recognized as revenue and material costs, was mostly passed through to the customer and was driven by electronic component shortages. The Company expects spot buy activity to continue to decline as supply chains continue to normalize and material availability continues to improve.
In the fourth quarter of 2023, we expect net D&D spend to continue to decline primarily driven by lower engineering costs as a result of the timing of customer reimbursements, reduced launch activities and the realignment of global engineering resources to maximize capacity and capabilities while controlling costs.

Our 2023 Stoneridge Brazil segment revenues increased compared to the prior year due to higher sales in our OEM products and tracking devices. In October 2023, the International Monetary Fund forecasted the Brazil gross domestic product to grow 3.1% in 2023. We expect our served market channels to remain relatively stable for the remainder of 2023 based on current market conditions. Stoneridge Brazil will focus on continuing to grow our OEM capabilities in-region to better support our global customers. This will drive steady future growth and provide a platform to continue to rotate our local portfolio to more closely align with our global business.
We remain focused on improving cash generation and the reduction of debt through efficient operating performance and targeted actions to reduce net working capital, particularly our inventory levels, as supply chains normalize and material availability improves.
We expect higher interest expense in 2023 driven by higher benchmark rates on our Credit Facility.
Our future effective tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles and our jurisdictional mix of earnings. We monitor these factors and adjust our effective tax rate accordingly.
Other Matters
A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. Dollar strengthened against the euro, Swedish krona, Chinese yuan and Argentine peso in 2023 and 2022, unfavorably impacting our reported results.
We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance and resignation related costs that we refer to as business realignment charges. Business realignment costs of $1.2 million and $0.3 million were incurred during the three months ended September 30, 2023 and 2022, respectively. Realignment expense for the three months ended September 30, 2023 was primarily related to the centralization of the product line management, sales and engineering functions.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Three months ended September 30,	2023		2022		Dollar increase (decrease)
Net sales	$238,164	100.0%	$226,757	100.0%	$11,407
Costs and expenses:
Cost of goods sold	185,689	78.0	177,317	78.2	8,372
Selling, general and administrative	28,111	11.8	27,444	12.1	667
Design and development	17,852	7.5	16,133	7.1	1,719
Operating income	6,512	2.7	5,863	2.6	649
Interest expense, net	3,313	1.4	1,845	0.8	1,468
Equity in loss (earnings) of investee	141	0.1	(34)	—	175
Other (income) expense, net	(1,383)	(0.6)	2,332	1.0	(3,715)
Income before income taxes	4,441	1.9	1,720	0.8	2,721
Provision for income taxes	2,270	1.0	989	0.4	1,281
Net income	$2,171	0.9%	$731	0.4%	$1,440

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Three months ended September 30,	2023		2022		Dollar increase	Percent increase
Control Devices	$89,344	37.5%	$88,901	39.2%	$443	0.5%
Electronics	134,652	56.5	124,066	54.7	10,586	8.5%
Stoneridge Brazil	14,168	6.0	13,790	6.1	378	2.7%
Total net sales	$238,164	100.0%	$226,757	100.0%	$11,407	5.0%
Our Control Devices segment net sales increased $0.4 million due to increases in our China automotive and commercial vehicle markets of $1.3 million and $0.9 million, respectively, as well as negotiated price increases of $0.7 million. This increase was offset by a decrease in our North American automotive and commercial vehicle markets of $1.3 million and $0.6 million, respectively. In addition, third quarter of 2023 net sales were adversely impacted by an increase in unfavorable foreign currency translation of $0.7 million.
Our Electronics segment net sales increased $10.6 million due to higher sales volumes, including sales related to the launch of a next generation tachograph for our European markets, in our North American and European commercial vehicle markets of $13.2 million and $10.4 million, respectively, as well as negotiated price increases of $1.9 million. These increases were offset by the impact of lower required electronic component spot buy purchases and resulting decreased customer reimbursement of $11.6 million in the third quarter of 2023 compared to the third quarter of 2022. In addition, we experienced lower sales volumes in our European and North American off-highway vehicle markets of $5.1 million and $1.2 million, respectively. Third quarter of 2023 net sales were favorably impacted by euro and Swedish krona foreign currency translation of $2.5 million compared to the prior year quarter.
Our Stoneridge Brazil segment net sales increased $0.4 million due to favorable foreign currency translation and higher sales in our OEM and aftermarket products offset by lower sales demand for our other product lines.
Net sales by geographic location are summarized in the following table (in thousands):

Three months ended September 30,	2023		2022		Dollar increase	Percent increase
North America	$126,499	53.1%	$117,010	51.6%	$9,489	8.1%
South America	14,168	6.0	13,790	6.1	378	2.7%
Europe and Other	97,497	40.9	95,957	42.3	1,540	1.6%
Total net sales	$238,164	100.0%	$226,757	100.0%	$11,407	5.0%
The increase in North American net sales was mostly attributable to an increase in sales volume in our commercial vehicle market of $12.5 million and negotiated price increases of $1.8 million. These increases were offset by lower required customer recoveries of electronic component spot buys of $2.6 million and a decrease in our automotive market of $1.5 million.
The increase in net sales in South America was primarily due to favorable foreign currency translation and higher sales in our OEM and aftermarket products offset by lower sales demand for our other Stoneridge Brazil product lines.
The increase in net sales in Europe and Other was due to an increase in our European commercial vehicle market of $10.4 million and negotiated price increases of $0.8 million. These increases were offset by decreased customer recoveries of electronic component spot buys of $9.0 million and decreases in our European off-highway market of $5.1 million. Third quarter of 2023 net sales were favorably impacted by a favorable foreign currency translation of $1.8 million.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the third quarter of 2022 and our gross margin increased from 21.8% in the third quarter of 2022 to 22.0% in the third quarter of 2023. Our material cost as a percentage of net sales decreased to 58.1% in the third quarter of 2023 from 59.8% in the third quarter of 2022. The decrease in material cost percentage was mostly due to the impact of required electronic component spot buy purchases that were offset by customer recoveries. The impact of these spot buy purchases increased cost of goods sold by $0.9 million, or 0.4% of net sales, and $12.8 million, or 5.6% of net sales, for the third quarter of 2023 and 2022, respectively, which reduced gross margin percent by 0.1% in the third quarter of 2023 compared to 1.3% in 2022. Overhead as a percentage of net sales was 14.9% and 13.8% for the third quarter of 2023 and 2022, respectively. The increase in overhead as a percentage of sales was attributable to higher indirect wage inflation and warranty costs.

Our Control Devices segment gross margin decreased primarily due to higher direct material costs.
Our Electronics segment gross margin increased due to the contribution from higher sales levels including negotiated price increases, the reduction of the adverse effect of required electronic component spot buy purchases, net of customer recoveries offset by higher labor and overhead costs.
Our Stoneridge Brazil segment gross margin increased primarily due to increased contribution from higher sales and lower direct material costs from favorable foreign exchange rate fluctuations.
Selling, General and Administrative. SG&A expenses increased by $0.7 million primarily due to increased business realignment costs of $0.5 million, and higher professional service and legal fees offset by lower incentive compensation.
Design and Development. D&D costs increased by $1.7 million due to incremental engineering spending in all segments primarily related to product launches and software, higher business realignment expense and lower customer reimbursements offset by increased capitalized software development costs.
Operating Income. Operating income (loss) by segment is summarized in the following table (in thousands):

Three months ended September 30,	2023	2022	Dollar increase (decrease)	Percent increase (decrease)
Control Devices	$5,488	$7,522	$(2,034)	(27.0)%
Electronics	7,647	5,416	2,231	41.2
Stoneridge Brazil	1,241	908	333	36.7
Unallocated corporate	(7,864)	(7,983)	119	1.5
Operating income	$6,512	$5,863	$649	11.1%
Our Control Devices segment operating income decreased due to higher direct material costs and higher SG&A and D&D spending.
Our Electronics segment operating income increased primarily due to higher contribution from higher sales, including previously negotiated pricing, offset by higher SG&A and D&D spending including business realignment expense of $1.1 million.
Our Stoneridge Brazil segment operating income increased due to higher contribution from higher sales and lower material costs from favorable foreign exchange rate fluctuations offset by higher SG&A costs from unfavorable net adjustments for Brazilian indirect tax credits.
Our unallocated corporate operating loss increased slightly from higher advanced development spend mostly offset by lower SG&A incentive compensation.
Operating income (loss) by geographic location is summarized in the following table (in thousands):

Three months ended September 30,	2023	2022	Dollar increase (decrease)	Percent increase (decrease)
North America	$(3,951)	$(43)	$(3,908)	(9,088.4)%
South America	1,241	908	333	36.7
Europe and Other	9,222	4,998	4,224	84.5
Operating income	$6,512	$5,863	$649	11.1%
Our North American operating loss increased due to higher direct material costs and SG&A and D&D spending. Operating income in South America increased due to contribution from higher sales levels and lower direct material costs. Our operating results in Europe and Other increased primarily due to contribution from higher sales levels offset by higher SG&A and D&D spending including business realignment expense of $1.1 million.
Interest Expense, net. Interest expense, net was $3.3 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively. The increase for the quarter ended September 30, 2023, was the result of higher benchmark rates affecting the company’s floating rate Credit Facility debt.

Equity in Loss (Earnings) of Investee. Equity loss for Autotech Fund II was $0.1 million and $0.0 million for the three months ended September 30, 2023 and 2022, respectively.
Other (Income) Expense, net. We record certain foreign currency transaction losses (gains) as a component of other expense, net on the condensed consolidated statement of operations. Other income, net of $1.4 million increased by $3.7 million compared to the third quarter of 2022 due to foreign currency transaction gains in our Electronics and Control Devices segments from the weakening of the U.S. dollar.
Provision for Income Taxes. For the three months ended September 30, 2023, income tax expense of $2.3 million was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions, U.S. taxes on foreign earnings and non-deductible expenses offset by tax credits and incentives. The effective tax rate of 51.1% varies from the statutory tax rate primarily due to U.S. taxes on foreign earnings, non-deductible expenses and the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions offset by tax credits and incentives.
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
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Nine months ended September 30,	2023		2022		Dollar increase / (decrease)
Net sales	$746,303	100.0%	$668,751	100.0%	$77,552
Costs and expenses:
Cost of goods sold	590,538	79.1	539,304	80.6	51,234
Selling, general and administrative	91,465	12.3	83,781	12.5	7,684
Design and development	57,486	7.7	48,715	7.3	8,771
Operating income (loss)	6,814	0.9	(3,049)	(0.4)	9,863
Interest expense, net	9,179	1.2	4,848	0.7	4,331
Equity in loss of investee	641	0.1	424	0.1	217
Other expense, net	2,152	0.4	3,067	0.6	(915)
Loss before income taxes	(5,158)	(0.8)	(11,388)	(1.8)	6,230
Provision for income taxes	3,049	0.4	2,895	0.4	154
Net loss	$(8,207)	(1.2)%	$(14,283)	(2.2)%	$6,076
Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Nine months ended September 30,	2023		2022		Dollar increase	Percent increase
Control Devices	$267,406	35.8%	$257,527	38.5%	$9,879	3.8%
Electronics	435,565	58.4	372,040	55.6	63,525	17.1%
Stoneridge Brazil	43,332	5.8	39,184	5.9	4,148	10.6%
Total net sales	$746,303	100.0%	$668,751	100.0%	$77,552	11.6%
Our Control Devices segment net sales increased $9.9 million due to increases in our North American automotive market of $6.0 million and our China commercial vehicle and automotive markets of $1.2 million and $0.6 million, respectively. These increases were offset by a decrease in our North American commercial vehicle market and agricultural market of $0.5 million and $0.5 million, respectively. In addition, net sales for the nine months ended September 30, 2023 were impacted by negotiated price increases of $5.0 million offset by an increase in unfavorable foreign currency translation of $2.3 million.

Our Electronics segment net sales increased $63.5 million due to higher sales volumes in our European and North American commercial vehicle markets of $65.2 million and $43.3 million, respectively, and negotiated price increases of $7.4 million. These increases were offset by the impact of lower required electronic component spot buy purchases of $34.9 million compared to the nine months ended September 30, 2022. In addition, we experienced lower sales volumes in our European and North American off-highway vehicle markets of $10.9 million and $1.5 million, respectively, and unfavorable euro and Swedish krona foreign currency translation of $6.3 million compared to the prior year.
Our Stoneridge Brazil segment net sales increased due to higher sales in our OEM products and tracking devices and favorable foreign currency translation offset by lower sales demand for our other product lines.
Net sales by geographic location are summarized in the following table (in thousands):

Nine months ended September 30,	2023		2022		Dollar increase	Percent increase
North America	$385,813	51.7%	$330,480	49.4%	$55,333	16.7%
South America	43,332	5.8	39,184	5.9	4,148	10.6%
Europe and Other	317,158	42.5	299,087	44.7	18,071	6.0%
Total net sales	$746,303	100.0%	$668,751	100.0%	$77,552	11.6%
The increase in North American net sales was mostly attributable to increases in sales volume in our commercial vehicle and automotive markets of $42.6 million and $6.1 million, respectively, and by negotiated price increases of $9.5 million. These increases were offset by lower sales volume in our North American off-highway and agricultural markets.
The increase in net sales in South America was primarily due to higher sales in our OEM products and tracking devices and favorable foreign currency translation offset by lower sales demand for our other product lines.
The increase in net sales in Europe and Other was due to increases in our European commercial vehicle market of $65.2 million and negotiated price increases of $2.7 million. These increases were offset by lower required customer recoveries of electronic component spot buys of $33.6 million. In addition, we experienced decreases in our European off-highway market of $10.9 million as well as unfavorable foreign currency translation of $8.6 million.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the nine months ended September 30, 2022 and our gross margin increased from 19.4% in the first nine months of 2022 to 20.9% in the first nine months of 2023. Our material cost as a percentage of net sales decreased from 61.8% in the first nine months of 2022 to 59.6% in the first nine months of 2023. The decrease in material cost percentage was mostly due to the impact of required electronic component spot buy purchases that were offset by customer recoveries. The impact of these spot buy purchases increased cost of goods sold by $14.4 million, or 1.9% of net sales, and $52.4 million, or 7.8% of sales, for the first nine months of 2023 and 2022, respectively, which reduced gross margin percent by 0.4% and 1.6% in 2023 and 2022, respectively. Overhead as a percentage of net sales was 14.6% and 14.2% for the first nine months of 2023 and 2022, respectively, as higher contribution margin from higher sales levels was offset by labor and overhead costs including wages and warranty expense.
Our Control Devices segment gross margin decreased primarily due to higher material costs associated with inflation and an unfavorable sales mix.
Our Electronics segment gross margin increased due to the contribution from higher sales levels, including negotiated price increases, and the reduction of the adverse effect of required electronic component spot buy purchases, net of customer recoveries offset by higher labor and overhead costs including wages and warranty expense.
Our Stoneridge Brazil segment gross margin increased primarily due to increased contribution from higher sales and favorable foreign currency fluctuations.
Selling, General and Administrative. SG&A expenses increased by $7.7 million primarily due to higher business realignment costs of $3.0 million, higher incentive compensation due to achievement of financial targets, consulting and professional service fees and travel related costs. In addition, our Control Devices segment recognized 2022 favorable legal settlements offset by a 2023 gain on the sale of fixed assets of an idled sensor production line.
Design and Development. D&D costs increased by $8.8 million due to lower customer reimbursements and higher costs related to product launch preparations offset by increases in capitalized software development costs for our Electronics segment. All other segments also incurred slightly higher spending attributable to product launch activities.

Operating Income (Loss). Operating income (loss) by segment is summarized in the following table (in thousands):

Nine months ended September 30,	2023	2022	Dollar increase / (decrease)	Percent increase / (decrease)
Control Devices	$12,649	$18,416	$(5,767)	(31.3)%
Electronics	16,491	180	16,311	9,061.7%
Stoneridge Brazil	3,483	2,370	1,113	47.0%
Unallocated corporate	(25,809)	(24,015)	(1,794)	(7.5)%
Operating income (loss)	$6,814	$(3,049)	$9,863	323.5%
Our Control Devices segment operating income decreased due to lower gross margin primarily resulting from higher material costs, from inflation and troubled supplier support costs, unfavorable sales mix and a 2022 favorable legal settlement offset by a 2023 gain on disposal of fixed assets.
Our Electronics segment operating income increased primarily due to higher contribution from higher sales and negotiated pricing offset by higher labor and overhead costs as well as higher SG&A and D&D spending including business realignment costs.
Our Stoneridge Brazil segment operating income increased due to contribution from higher sales levels offset by higher SG&A and D&D spending.
Our unallocated corporate operating loss increased primarily from higher business realignment costs associated with employee separation related costs of $0.9 million and higher incentive compensation due to achievement of financial targets.
Operating income (loss) by geographic location is summarized in the following table (in thousands):

Nine months ended September 30,	2023	2022	Dollar increase (decrease)	Percent increase (decrease)
North America	$(11,310)	$(3,640)	$(7,670)	(210.7)%
South America	3,483	2,370	1,113	47.0%
Europe and Other	14,641	(1,779)	16,420	923.0%
Operating income (loss)	$6,814	$(3,049)	$9,863	323.5%
Our North American operating loss increased due to higher material and labor costs, higher business realignment, higher incentive compensation and a 2022 favorable legal settlement offset by a 2023 gain on disposal of fixed assets. Operating income in South America increased due to higher sales levels offset by higher SG&A and D&D spending. Our operating results in Europe and Other increased primarily due to contribution from higher sales levels offset by higher D&D expense.
Interest Expense, net. Interest expense, net was $9.2 million and $4.8 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was the result of higher benchmark rates affecting the company’s floating rate Credit Facility debt.
Equity in Loss of Investee. Equity loss for Autotech Fund II was $0.6 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.
Other Expense, net. We record certain foreign currency transaction losses (gains) as a component of other expense, net on the condensed consolidated statement of operations. Other expense, net of $2.2 million decreased by $0.9 million compared to the first nine months of 2022 due to the impact of favorable foreign currency movements in our Electronics and Control Devices segments from moderated strengthening of the U.S. dollar offset by the recognition of the settlement of the net investment hedge of $3.7 million as income (see Note 5, Financial Instruments and Fair Value Measurements).
Provision for Income Taxes. For the nine months ended September 30, 2023, income tax expense of $3.0 million was attributable to the mix of earnings among tax jurisdictions and U.S. taxes on foreign earnings offset by tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives. The effective tax rate of (59.1%) varies from the statutory tax rate primarily due to U.S. taxes on foreign earnings offset by the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives.

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
Liquidity and Capital Resources
Summary of Cash Flows:

Nine months ended September 30,	2023	2022
Net cash provided by (used for):
Operating activities	$(5,668)	$(24,138)
Investing activities	(26,943)	(19,662)
Financing activities	15,534	(5,495)
Effect of exchange rate changes on cash and cash equivalents	(963)	(3,915)
Net change in cash and cash equivalents	$(18,040)	$(53,210)
Cash used for operating activities decreased compared to 2022 primarily due to a reduction in cash used for customer funded tooling and engineering projects, activity related to customer recoveries of electronic component spot buys and lower net loss. Cash used for accounts receivables decreased however our collections rates were adversely impacted by delays in collections of non-recurring retroactive pricing invoices. Our inventory levels for both periods presented remain elevated compared to historical balances due to a combination of new product launches and the continued impact of historical supply chain disruptions.
Net cash used for investing activities increased compared to 2022 due to higher capital expenditures and capitalized software development costs and cash proceeds from the 2022 settlement of the net investment hedge offset by increased proceeds from the disposal of fixed assets.
Net cash provided by (used for) financing activities increased compared to the first nine months of 2022 due to higher Credit Facility borrowings, net and the 2022 cash payment of the Stoneridge Brazil earn-out consideration.
As outlined in Note 7 to our condensed consolidated financial statements, the Credit Facility permits borrowing up to a maximum level of $300.0 million. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through June 2024. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants that place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $183.9 million at September 30, 2023.
Our Revolving Credit Facility matures on June 5, 2024. The Company is in the advanced stage of refinancing its Revolving Credit Facility. While there can be no assurance that the Company will refinance the current Revolving Credit Facility the Company anticipates that the refinancing will occur in the near future and, in any event, prior to the issuance of the financial statements for the year ending December 31, 2023. To the extent the Company is not able to refinance its Revolving Credit Facility prior to the issuance of the financial statements for the year ended December 31, 2023, our independent auditors may issue an audit opinion including an explanatory paragraph that indicates there is substantial doubt about our ability to continue as a going concern which would breach a covenant under our Revolving Credit Facility which, unless cured, would constitute an event of default thereunder. In such a case, the Company would not expect that it would have sufficient liquidity to repay all of its outstanding indebtedness at such time.

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
As a result of the amendments, the Company was in compliance with all covenants at September 30, 2023 and December 31, 2022. The Company has not experienced a violation that would limit the Company’s ability to borrow under the Credit Facility, as amended and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance due to the adverse impact of macroeconomic conditions and supply chain disruptions on the Company’s markets and general global demand. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.
The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $1.8 million and $1.9 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022 there were no borrowings outstanding on this overdraft credit line. During the nine months ended September 30, 2023, the subsidiary borrowed and repaid 270.6 million Swedish krona, or $24.8 million.

The Company’s wholly owned subsidiary located in Suzhou, China, has lines of credit that allow up to a maximum borrowing level of 20.0 million Chinese yuan, or $2.7 million at September 30, 2023 and $2.9 million at December 31, 2022. At September 30, 2023 and at December 31, 2022 there was $2.1 million and $1.5 million, respectively, in borrowings outstanding on the Suzhou credit line with a weighted-average interest rate of 3.25% and 3.70%, respectively. The Suzhou credit line is included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60.0 million Chinese yuan, or $8.2 million and $8.7 million at September 30, 2023 and December 31, 2022, respectively. There was $3.7 million and $2.0 million utilized on the Suzhou bank acceptance draft line of credit at September 30, 2023 and December 31, 2022, respectively. The Suzhou bank acceptance draft line of credit is included on the condensed consolidated balance sheet within accounts payable.
In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech, a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. As of September 30, 2023, the Company’s cumulative investment in the Autotech Fund II was $8.3 million. The Company contributed $0.2 million and $0.7 million to Autotech Fund II during the nine months ended September 30, 2023 and 2022, respectively.
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
At September 30, 2023, we had a cash and cash equivalents balance of approximately $36.8 million, of which 94.5% was held in foreign locations. The Company has approximately $116.1 million of undrawn commitments under the Credit Facility as of September 30, 2023, which results in total undrawn commitments and cash balances of more than $152.8 million. However, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance.
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
Critical Accounting Policies and Estimates
The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2022 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2022 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the third quarter of 2023.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of Common Shares made by us during the three months ended September 30, 2023. There were 18,751 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/23-7/31/23	17,378	$19.94	N/A	N/A
8/1/23-8/31/23	—	$—	N/A	N/A
9/1/23-9/30/23	1,373	$18.67	N/A	N/A
Total	18,751
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
104
The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2023, filed with the Securities and Exchange Commission on November 1, 2023, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: November 1, 2023	/s/ James Zizelman
James Zizelman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 1, 2023	/s/ Matthew R. Horvath
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)