Form 10-K
period 2023-12-31
STONERIDGE INC
filed 2024-03-01
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
As of June 30, 2023, the aggregate market value of the registrant’s Common Shares held by non-affiliates of the registrant was approximately $504.3 million. The closing price of the Common Shares on June 30, 2023 as reported on the New York Stock Exchange was $18.85 per share. As of June 30, 2023, the number of Common Shares outstanding was 27,521,833.
The number of Common Shares outstanding as of February 26, 2024 was 27,553,610.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2024, into Part III, Items 10, 11, 12, 13 and 14.

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
•global economic trends, competition and geopolitical risks, including impacts from ongoing or potential global conflicts and any related sanctions and other measures, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and other countries;
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
•adverse changes in laws, government regulations or market conditions affecting our products, our suppliers, or our customers’ products;
•our ability to protect our intellectual property and successfully defend against assertions made against us;
•liabilities arising from warranty claims, product recall or field actions, product liability and legal proceedings to which we are or may become a party, or the impact of product recall or field actions on our customers;
•labor disruptions at our facilities, or at any of our significant customers or suppliers;
•business disruptions due to natural disasters or other disasters outside of our control;
•the amount of our indebtedness and the restrictive covenants contained in the agreements governing our indebtedness, including our revolving Credit Facility;
•capital availability or costs, including changes in interest rates;
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
Beginning with the divestiture of our wiring business in 2014, we accelerated a shift in our product portfolio towards smart products, or those products that contain embedded electronics or logic. While the wiring business was our largest single business, based on revenues and employees, and the business that the Company was founded on, its products were largely commodities that did not provide a technology platform to drive our expected future growth. In addition to the divestiture of the wiring business, we deployed capital in 2017 to make strategic investments including the acquisition of Orlaco, our partner on the development of MirrorEye®, our camera monitor system, and the acquisition of an additional 24 percent of our Stoneridge Brazil business resulting in 100 percent ownership. In 2019, the Company’s Control Devices segment sold its non-core switches and connectors business (the “Non-core Products”) and in 2020 announced the strategic exit of our PM sensor business to further align with our strategic plan. These activities have acted as a catalyst for the advancement of our smart product portfolio, increasing our smart content from just over 50% of our sales in 2014 to almost 80% of our sales in 2023. Our product portfolio shift focuses on the megatrends driving the transportation industry.
In January 2019, the Company committed to a restructuring plan that resulted in the closure of the Canton, Massachusetts facility (“Canton Facility”) as of March 31, 2020 and the consolidation of manufacturing operations at that site into other Company locations (“Canton Restructuring”). On June 17, 2021, we sold the Canton facility. See Note 2 to the consolidated financial statements for additional details regarding the sale of the Canton Facility. See Note 12 to the consolidated financial statements for additional details regarding the Canton Restructuring.
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

We have positioned each of our segments for continued long-term success. Our Control Devices segment is increasingly well positioned with a focus on continued development and commercialization of actuation and powertrain agnostic applications that will drive future growth for the segment. Our Electronics segment is expected to drive strong revenue growth through launches of previously awarded programs including launches for our MirrorEye camera monitor system in the European and North American commercial vehicle markets and our SE5000 Smart 2 tachograph product in the European commercial vehicle market for both OEM and aftermarket applications. Our Stoneridge Brazil segment continues to integrate into our global strategy as we leverage our global engineering footprint and prepare for continued expansion of our local OEM presence. Overall, we will continue to focus our resources on the areas of largest opportunity for the Company to drive long-term value creation for our shareholders.
Segments and Products
We conduct our business in three reportable business segments, which are the same as our operating segments: Control Devices, Electronics and Stoneridge Brazil.
Control Devices. Our Control Devices segment designs and manufactures products that monitor, measure or activate specific functions within a vehicle. This segment includes product lines such as actuators, sensors, switches and connectors. Actuator products enable OEMs to deploy power functions in a vehicle and can be designed to integrate switching and control functions including our park lock and front-axle disconnect products. Sensor products are employed in major vehicle systems such as the emissions, safety, powertrain, braking, climate control, steering and suspension systems and are now being applied to electric vehicle thermal management systems. Switches and connectors transmit signals that activate specific functions. Our switch and connector technology is principally used in two capacities, user-activated and hidden. User-activated switches are used by a vehicle’s operator or passengers to manually activate in-vehicle accessories. Hidden switches are not typically visible to vehicle operators or passengers and are engaged to activate or deactivate selected functions as part of normal vehicle operations. We sell these products principally to the automotive market. To a lesser extent, we also sell these products to the commercial vehicle and agricultural markets.
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
Stoneridge Brazil. Our Stoneridge Brazil segment primarily serves the South American market and specializes in the design, manufacture and sale of vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories, in-vehicle audio and infotainment devices, driver information systems and telematics solutions primarily for the automotive and commercial vehicle markets. This segment includes product lines such as vehicle monitoring and tracking devices, security alarms, convenience applications such as parking sensors and rearview cameras, audio and infotainment systems, driver information systems and telematics products used for fleet management. These products improve the performance, safety and convenience features of our customers’ vehicles. Stoneridge Brazil sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services and direct to OEMs. In addition, monitoring services and tracking devices are sold directly to corporate and individual customers.
Our products and systems are sold to numerous OEM and Tier 1 customers, as well as aftermarket distributors, for use on many different vehicle platforms. We supply multiple parts to many of our principal OEM and Tier 1 customers under requirements contracts for a particular vehicle model. These contracts range in duration from one year to the production life of the model, which commonly extends for three to seven years.
The following table sets forth for the periods indicated, the percentage of net sales derived from our principal end markets:

Principal End Markets	2023	2022	2021
Commercial vehicle	51%	48%	39%
Automotive	31%	34%	41%
Off-highway and other	12%	12%	12%
Aftermarket distributors and monitoring services	6%	6%	8%
For further information related to our reportable segments and financial information about geographic areas, see Note 13 to the consolidated financial statements.

Production Materials
The principal production materials used in the Company’s manufacturing process are electrical components such as printed circuit boards, semiconductors, microprocessors, memory devices, resistors, capacitors, fuses, relays, monitors and cameras, molded plastic components and resins, copper, steel and precious metals. We purchase production materials pursuant to both annual contract and spot purchasing methods. Such materials are available from multiple sources, but we generally establish collaborative relationships with a qualified supplier for each of our key production materials in order to lower costs and enhance service and quality. As global demand for our production materials increases, we may have difficulties obtaining adequate production materials from our suppliers to satisfy our customers. Refer to the Risk Factors for risks related to the current supply chain disruption related to semiconductors and other production materials. Any extended period for which we cannot obtain adequate production material or which we experience an increase in the price of production material would materially affect our results of operations and financial condition.
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
Due to the competitive nature of the markets we serve, we face pricing pressures from our customers in the ordinary course of business. In response to these pricing pressures we manage our production costs by lowering certain costs and/or limiting the increase of others. If we are unable to effectively manage production costs in the future to mitigate future pricing pressures, our financial condition and results of operations would be adversely affected.
Competition
The markets for our products in our reportable segments are highly competitive. We compete based on technological innovation, price, quality, performance, service and delivery. We compete for new business both at the beginning of the development of new models and upon the redesign of existing models for OEM customers. New model development generally begins two to five years before the marketing of such models to the public. Once a supplier has been selected to provide parts for a new program, an OEM customer will usually continue to purchase those parts from the selected supplier for the life of the program, although not necessarily for any model redesigns. We compete for aftermarket sales based on price, product functionality, quality and service.
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
Our product development investment and spending activities are globally coordinated to maximize utilization of resources and collaboration among engineering resources which are organized based on resource availability, capability and cost effectiveness. The product development operations are executed by technology groups in Barneveld, Netherlands; Campinas, Brazil; Juarez, Mexico; Lexington, Ohio; Novi, Michigan; Stockholm, Sweden; Suzhou, China and Tallinn, Estonia.
We have invested, and will continue to invest heavily in technology aligned with our strategy to develop smart products that contain embedded electronics or logic. Product development costs, other than capitalized software development costs, incurred in connection with the development of new products and manufacturing methods, to the extent not recoverable from the customer, are expensed as incurred.
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
Human Capital Management
As of December 31, 2023, Stoneridge employed approximately 4,850 full time and temporary employees in 14 countries, with about 86% located outside of the United States. Although we have no collective bargaining agreements covering U.S. employees, a significant number of employees located in Brazil, China, Estonia, Mexico, Netherlands, Sweden and the United Kingdom either (i) are represented by a union and are covered by a collective bargaining agreement, or (ii) are covered by a works council or other employment arrangements required by law. We work to ensure positive relations with our employees.
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

Stoneridge is committed to creating diverse, equitable and inclusive workplaces that align with our core values and deliver sustainable business success. It is our mission to attract, advance and advocate for a diverse workforce that represents the communities around us. To this end, Stoneridge created a steering committee to drive diversity, equity and inclusion initiatives across its various sites and functions and report on progress to our executive leadership team and Board of Directors. Additionally, we are challenging and responding to bias and eliminating barriers through fair policies and practices. We are building an inclusive Stoneridge where all employees can grow, excel, and contribute to our success in a meaningful way.
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
Information About Our Executive Officers
Each executive officer of the Company serves the Board of Directors at its pleasure. The Board of Directors appoints corporate officers annually. The following table sets forth the names, ages, and positions of the executive officers of the Company:

Name	Age	Position
James Zizelman	63	President, Chief Executive Officer and Director
Matthew R. Horvath	38	Chief Financial Officer and Treasurer
Susan C. Benedict	57	Chief Human Resources Officer and Assistant General Counsel
Caetano R. Ferraiolo	56	President of the Stoneridge Brazil Division
Robert J. Hartman Jr.	57	Chief Accounting Officer
Salvatore D. Orsini	54	Chief Procurement Officer
Peter Österberg	55	President of the Electronics Division
Rajaey Kased	44	President of the Control Devices Division
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
Matthew R. Horvath, Chief Financial Officer and Treasurer. Mr. Horvath was appointed Chief Financial Officer and Treasurer in September 2021. He previously served as Stoneridge’s Executive Director of Corporate Strategy and Investor Relations from September 2020 to August 2021, and prior to that as Director of Investor Relations from November 2016 to August 2020. Prior to joining Stoneridge, Mr. Horvath spent six years at EY, formerly known as Ernst & Young, in the Transaction Advisory practice, primarily focused on business and asset valuation with a focus on the automotive and transportation industry from 2010 - 2016.
Susan C. Benedict, Chief Human Resources Officer and Assistant General Counsel. Ms. Benedict was appointed Chief Human Resources Officer and Assistant General Counsel in June 2019. Ms. Benedict previously served as Stoneridge’s Director of Legal since November 2017. Prior to Stoneridge, Ms. Benedict served as Senior Counsel for Koch Industries in October 2017 and Corporate Counsel for Guardian Industries from December 2012 to September 2017.
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
Salvatore D. Orsini, Chief Procurement Officer. Mr. Orsini was appointed Chief Procurement Officer in July 2022. Prior to that Mr. Orsini had been employed at Nexteer Automotive as Vice President, Global Chief Supply Management Officer from 2020 until June 2022. From 2019 to 2020 Mr. Orsini served as Supply Chain Director at Aptiv and from 2013 to 2019 Mr. Orsini held various leadership roles at General Motors, most recently Global Commodity Director. Prior to that Mr. Orsini held various positions at Rolls-Royce Aerospace and Delphi.

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
Rajaey Kased, President of the Control Devices Division. Mr. Kased was appointed as President of the Control Devices Division in January 2023. He previously was the Vice President of Sales, Strategy, and Product Line Management for the Control Devices Division from 2019. Prior to joining Stoneridge, Mr. Kased served as Head of Business Development, ADAS and Powertrain, North America, at Henkel from 2017 to 2019. Prior to that, Mr. Kased was employed at Delphi from 2005 to 2017 where he served in management and engineering roles of increasing responsibility.
Available Information
We make available, free of charge through our website (www.stoneridge.com), our Annual Reports on Form 10-K (“Annual Report”), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the U.S. Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed with the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Whistleblower Policy and Procedures and the charters of the Board of Director’s Audit, Compensation, Nominating and Corporate Governance and Compliance and Ethics Committees are posted on our website as well. Copies of these documents will be available to any shareholder upon request. Requests should be directed in writing to Investor Relations at Stoneridge, Inc., 39675 MacKenzie Drive, Suite 400, Novi, Michigan 48377. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.
Item 1A. Risk Factors.
Uncertain Business, Economic and Market Conditions
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
In 2023, approximately 94% of our net sales were derived from automotive, commercial, off-highway and agricultural vehicle markets while approximately 6% were derived from aftermarket distributors and monitoring services markets. An economic downturn or other adverse industry conditions that result in a decline in automotive, commercial, off-highway or agricultural vehicle production, or a material decline in market share by our significant customers, could adversely affect our results of operations and financial condition.
Public health crises and other global health pandemics, epidemics or disease outbreaks could adversely impact our business, results of operation and financial condition.
A significant public health crisis, pandemic or disease outbreak, such as COVID-19, could adversely impact our business as well as those of our suppliers and customers. For example, the COVID-19 pandemic disrupted the global vehicle industry and customer sales, production volumes, supply of components critical to our business, and purchases of automotive, commercial, off-highway and agricultural vehicles by end-consumers. Any future significant public health crisis could adversely impact the global economy, our industry and the overall demand for our products. In addition, preventative or reactionary measures taken by governmental authorities may disrupt the ability of our employees, suppliers and other business partners to perform their respective functions and obligations relative to the conduct of our business. Our ability to predict and respond to future changes resulting from potential health crises is uncertain as are the ultimate potential impacts on our business. The extent to which a pandemic or similar significant health crises will impact our business in the future is uncertain. In addition, to the extent such significant health crises may adversely affect our business, financial condition, results of operations and cash flows, they may also have the effect of heightening many of the other risk factors in this section.

The loss or insolvency of any of our principal customers would adversely affect our future results.
We are dependent on several principal customers for a significant percentage of our net sales. In 2023, our top five customers were PACCAR, Traton, Volvo, Daimler Truck and Ford, which comprised 16%, 15%, 10%, 8% and 6% of our net sales, respectively. In 2023, our top ten customers accounted for 66% of our net sales. The loss of any significant portion of our sales to these customers would have a material adverse effect on our results of operations and financial condition. In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their insolvency.
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
Our products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors. Our success will depend on our ability to continue to meet customers’ changing specifications with respect to technological innovation, price, quality, performance, service and delivery by implementing and sustaining competitive technological advances. Our business may, therefore, require significant recurring additional capital expenditures and investment in product development, manufacturing and information technology systems. We cannot assure that we will be able to achieve technological advances or introduce new products that may be necessary to remain competitive. Our inability to continuously improve existing products, develop new products and achieve technological advances could have a material adverse effect on our business, financial condition or results of operations.
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
As of December 31, 2023, there was $189.3 million in borrowings outstanding on our Fifth Amended and Restated Credit Agreement (the “Credit Facility”). In addition, we are permitted under our Credit Facility to incur additional debt, subject to specified limitations. Our leverage and the terms of our indebtedness may have important consequences including the following:
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
Unanticipated changes in our effective tax rate, the adoption of U.S. or international tax legislation, or exposure to additional tax liabilities could adversely affect our profitability.
Our effective tax rate and future cash tax liability could be impacted by various factors, such as changes in the mix of earnings between jurisdictions, changes in the recognition and/or release of valuation allowances, and the enactment of tax laws or changes in tax laws, regulations, or accounting principles.
The Organization for Economic Cooperation and Development (“OECD”) issued new guidelines to implement a 15% global corporate minimum tax to ensure that large multinational enterprises pay a minimum level of tax in the countries they operate. Our effective tax rate and cash tax liabilities could increase in future years, depending on which countries enact the legislation and in what manner. As a result of future changes in our effective tax rate our business, financial condition or results of operations could be materially adversely affected.
Risks Related to Products, Pricing and Supply
We are dependent on the availability and price of raw materials and other supplies.
We require substantial amounts of raw materials, components and other supplies, and substantially all such materials we require are purchased from outside sources. The availability and prices of raw materials, components and other supplies may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers and interruptions in production by suppliers, weather emergencies, natural disasters, commercial disputes, acts of terrorism or war, changes in exchange rates and worldwide price levels. If demand for raw materials we require increases, we may have difficulties obtaining adequate raw materials and other supplies from our suppliers to satisfy our customers. Currently, and at times in the past, we have experienced difficulty obtaining adequate supplies of semiconductors, memory chips and other electronic components. In addition, there have been challenges at times in obtaining timely supply of nylon and resins for our Control Devices segment and audio component parts for our Stoneridge Brazil segment. If we cannot obtain adequate raw materials and other supplies, or if we experience an increase in the price of raw materials and other supplies, our business, financial condition or results of operations could be materially adversely affected.

The prices that we can charge our customers are typically predetermined and we bear the risk of costs in excess of our estimates, in addition to the risk of adverse effects resulting from general customer demands for cost reductions and quality improvements.
Our supply agreements with our customers typically require us to provide our products at predetermined prices. In some cases, these prices decline over the course of the contract and may require us to meet certain productivity and cost reduction targets. In addition, our customers may require us to share productivity savings in excess of our cost reduction targets. The costs that we incur in fulfilling these contracts may vary substantially from our initial estimates. Unanticipated cost increases or the inability to meet certain cost reduction targets may occur as a result of several factors, including increases in the costs of labor, components or materials and operating inefficiencies. In some cases, we are permitted to pass on to our customers the cost increases associated with specific materials. However, cost overruns that we cannot pass on to our customers and the inability to achieve productivity and cost reduction targets could adversely affect our business, financial condition or results of operations.
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

If a significant number of satellites were to become inoperable, unavailable or are not replaced, it would impair the current utility of our GPS products and the growth of market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the U.S. government that provide for the use of the GPS without charge and without accuracy degradation will remain unchanged. Because of the increasing commercial applications of the GPS, other U.S. government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of our products to select GPS-based products instead of products based on competing technologies, which could adversely affect our business, financial condition and results of operation.
Geopolitical Uncertainties
We are subject to risks related to our international operations.
Approximately 49% of our net sales in 2023 were derived from sales outside of North America. At December 31, 2023, significant concentrations of net assets outside of North America included $228.7 million in Europe, $43.9 million in Asia Pacific and $51.0 million in South America. Non-current assets outside of North America accounted for approximately 63% of our non-current assets as of December 31, 2023. International sales and operations are subject to significant risks, including, among others:
•political and economic instability and conflicts;
•restrictive trade policies;
•economic conditions in local markets;
•currency exchange rates and controls;
•labor or social unrest;
•difficulty in obtaining distribution support and potentially adverse tax consequences; and
•the imposition of product tariffs and the burden of complying with a wide variety of international and U.S. export laws.
Because of the interconnectedness of the global economy, a financial crisis, economic downturn or recession, natural disaster, war, geopolitical crises, or other significant events in one area of the world can have an immediate and material adverse impact on markets around the world. These uncertainties could have a material adverse effect on our business, financial condition or results of operations.
We operate our business on a global basis and policy changes affecting international trade could adversely impact the demand for our products and our competitive position.
We manufacture, sell and service products globally and rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. Changes in government policies on foreign trade and investment can affect the demand for our products and services, cause non-U.S. customers to shift preferences toward domestically manufactured or branded products and impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, such as the United States-Mexico-Canada Agreement and the U.S. trade relationships with China and Brazil and efforts to withdraw from, or substantially modify such agreements or arrangements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs import or export licensing requirements, exchange controls or new barriers to entry, could adversely impact our production costs, customer demand and our relationships with customers and suppliers. Any of these consequences could have a material adverse effect on our business, financial condition or results of operations.
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
Failure to successfully identify, complete and/or integrate acquisitions could have a material adverse effect on us. A portion of our growth in sales and earnings has been generated from acquisitions and subsequent improvements in the performance of the businesses acquired. We expect to follow a strategy of selectively identifying and acquiring businesses with complementary products. We cannot assure you that any business acquired by us will be successfully integrated with our operations or prove to be profitable. We could incur substantial indebtedness in connection with our acquisition strategy, which could significantly increase our interest expense.
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
We typically provide our customers a warranty covering workmanship, and in some cases materials, on products we manufacture. Our warranty generally provides that products will be free from defects and adhere to customer specifications. If a product fails to comply with the warranty, we may be obligated or compelled, at our expense, to correct any defect by repairing or replacing the defective product. Our customers are increasingly seeking to hold suppliers responsible for product warranties, which could negatively impact our exposure to these costs. We maintain warranty reserves in an amount based on historical trends of units sold and costs incurred, combined with our current understanding of the status of existing claims. To estimate the warranty reserves, we must forecast the resolution of existing claims, as well as expected future claims on products previously sold. The costs of claims estimated to be due and payable could differ materially from what we may ultimately be required to pay. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could have a material adverse effect on our customer relations, our business, financial condition, or results of operations.
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
Our intellectual property, including our patents, trademarks, copyrights, trade secrets and license agreements, are important in the operation of our businesses, and we rely on the patent, trademark, copyright and trade secret laws of the United States and other countries, as well as nondisclosure agreements, to protect our intellectual property rights. We may not, however, be able to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property, breaching any nondisclosure agreements with us, or independently developing technology that is similar or superior to ours and not covered by our intellectual property. Any of the foregoing could reduce any competitive advantage we have developed, cause us to lose sales or otherwise harm our business. We cannot assure that any intellectual property will provide us with any competitive advantage or will not be challenged, rejected, cancelled, invalidated, or declared unenforceable. In the case of pending patent applications, we may not be successful in securing issued patents or securing patents of a scope that provide us with a competitive advantage for our businesses. In addition, our competitors may design products around our patents that avoid infringement and violation of our intellectual property rights.
We cannot be certain that we have rights to all intellectual property currently used in the conduct of our businesses or that we have complied with the terms of agreements by which we acquire such rights, which could expose us to infringement, misappropriation or other claims alleging violations of third party intellectual property rights, or customer indemnification claims. Third parties have asserted and may assert or prosecute infringement claims against us or our customers in connection with the services and products that we offer, and we may or may not be able to successfully defend these claims. Litigation, either to enforce our intellectual property rights or to defend against claims regarding intellectual property rights of others, could result in substantial costs and a diversion of our resources. As a result of such claims, we could enter into licensing agreements (if available on acceptable terms or at all), be forced to pay damages or cease making or selling certain products, lose our intellectual property protection, or suffers some combination of these effects. Moreover, in such a situation, we may need to redesign some of our products to avoid future infringement liability. We also may be required to indemnify customers or other third parties at significant expense in connection with such claims and actions. The Company is aware of claims being made against manufacturers of vehicles by alleged owners of patents related to connectivity-enabled products (frequently referred to as "standard essential patents"). Customers may seek indemnification related to such claims from the Company. The Company has taken actions to mitigate this risk from new programs; however, significant indemnification claims related to these products could have a material adverse effect on our business, financial condition or results of operations.
Information Technology and Cybersecurity Risks
A failure of our information technology (IT) networks and systems, or the inability to successfully implement upgrades to our enterprise resource planning (ERP) systems, could adversely impact our business and operations.
We rely upon information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes and/or activities. The secure operation of these IT networks and systems and the proper processing and maintenance of this electronic information are critical to our business operations.
In addition, we continually update our IT networks and systems in response to the changing needs of our business and periodically upgrade our ERP systems. Should our networks or systems not be implemented or upgraded successfully, or if the systems do not perform in a satisfactory manner once implementation or upgrade is complete, our business and operations could be disrupted and our results of operations could be adversely affected, including our ability to report accurate and timely financial results.
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
We may gain access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations and customer-imposed controls. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and adversely affect our business, our financial condition or operating results. Furthermore, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning cybersecurity and data protection. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and frequently change. Complying with these various laws could cause the Company to incur substantial costs.
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
An emphasis on global climate change and other environmental, social, and corporate governance ("ESG") matters by various stakeholders could negatively affect our business.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
The Company has processes in place to identify, assess, and monitor material risks from cybersecurity threats, which are part of the Company’s overall cybersecurity risk management strategy and have been embedded in the information systems operating procedures and internal controls.
Our information technology (“IT”) function manages IT operations and continually evolves our systems to meet the constantly changing digital environment. We enhanced our workstation, server, email security, and network monitoring with managed detection and response and alerting capabilities. We perform periodic cybersecurity risk assessments to identify, assess, and prioritize potential risks to information, data assets, and infrastructure. The Company addresses identified risks and develops and implements controls to mitigate issues. The Company engages third parties in connection with its cybersecurity processes as appropriate. The Company has established processes to identify risks from cybersecurity threats associated with its third-party service providers.

The Company has established a cybersecurity policy which requires mandatory compliance of all Company directors, officers, employees, interns, consultants, and contractors. The Company has also established cybersecurity and information security awareness training programs. Employees with access to the Company’s network receive annual training on topics such as phishing, malware, and other cybersecurity risks. Training is administered and tracked through online learning modules.
We work to continually evolve our systems to meet the constantly changing digital environment and continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. There have been no risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. The nature of potential cybersecurity risks and threats are uncertain, and any future incidents, outages or breaches could have a material adverse effect on the Company’s business, financial conditions or results of operations. For more information about the cybersecurity risks we face, refer to the Risk Factors in section “Information Technology and Cybersecurity Risks” in Part I, Item 1A, "Risk Factors".
Cybersecurity Governance
The Company's Board of Directors, as a whole, has oversight responsibility for our strategic and operational risks. The Audit Committee of the Board of Directors is responsible for board-level oversight of cybersecurity risk, and the Audit Committee regularly reports risks and compliance actions to the Board. As part of its' oversight role, the Audit Committee receives reporting about the Company’s strategy, programs, incidents and threats, and other developments and action items related to cybersecurity regularly throughout the year, including through periodic updates from the Chief Information Officer ("CIO").
Our cybersecurity program is managed by our Director of Global IT Architecture and Cybersecurity (the “Cybersecurity Director”), and our CIO, who reports directly to our Chief Executive Officer. Our CIO and Cybersecurity Director each have over 30 years of experience leading numerous business and technology initiatives and global cross-functional projects to improve the Company’s business systems, infrastructure, and processes, including extensive experience assessing and managing cybersecurity programs and risk. Our CIO and the IT function monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the processes described above, including the operation of the Company’s incident response plans, which include appropriate escalation to the executive team and the Audit Committee. As discussed above, the CIO reports at least semiannually to the Audit Committee about cybersecurity threat risks, among other cybersecurity related matters.

Item 2. Properties.
At December 31, 2023, the Company owned or leased seven manufacturing facilities, which together contain approximately 0.9 million square feet of manufacturing space. Of these manufacturing facilities, two are used by our Control Devices reportable segment, four are used by our Electronics reportable segment and one is used by our Stoneridge Brazil reportable segment. The following table provides information regarding our facilities:

Location	Owned/ Leased	Use	Square Footage
Control Devices
Lexington, Ohio	Owned	Manufacturing/Engineering	219,612
Suzhou, China (A)	Leased	Manufacturing/Engineering/Sales Office	145,033
El Paso, Texas (A)	Leased	Warehouse	57,000
Lexington, Ohio	Leased	Warehouse	15,000
Novi, Michigan	Leased	Engineering	6,398

Electronics
Juarez, Mexico (B)	Owned	Manufacturing/Engineering	235,035
Tallinn, Estonia	Leased	Manufacturing/Engineering	85,911
Orebro, Sweden	Leased	Manufacturing/Engineering	77,472
Barneveld, Netherlands	Owned	Manufacturing/Engineering	62,700
Stockholm, Sweden	Leased	Engineering/Division Office	41,248
Bayonne, France	Leased	Sales Office/Warehouse	9,655
Dundee, Scotland	Leased	Sales Office/Engineering	4,683
Gothenburg, Sweden	Leased	Engineering	710

Stoneridge Brazil
Manaus, Brazil	Owned	Manufacturing	94,103
Campinas, Brazil	Owned	Engineering/Division Office	45,467
Hortolândia, Brazil	Leased	Sales Office	3,229
Buenos Aires, Argentina	Leased	Sales Office	4,532
Serra, Brazil	Leased	Sales Office	344

Corporate and Other
Novi, Michigan (A, B)	Leased	Headquarters/Division Office	37,713
Esslingen, Germany	Leased	Sales Office	1,722
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
Item 4. Mine Safety Disclosure.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SRI.” As of February 26, 2024, we had 27,553,610 Common Shares, without par value, outstanding that were owned by approximately 165 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts held by banks, brokers and other nominees.
There were no sales of unregistered securities by the Company or its affiliates during the fiscal year ended December 31, 2023.
The following table presents information with respect to repurchases of Common Shares made by us during the three months ended December 31, 2023. There were 1,236 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards during the three months ended December 31, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/1/23-10/31/23	394	$18.66	N/A	N/A
11/1/23-11/30/23	—	$—	N/A	N/A
12/1/23-12/31/23	842	$19.51	N/A	N/A
Total	1,236
Other than the repurchase of Common Shares of 87,387 and 42,100, respectively, to satisfy employee tax withholdings associated with the delivery of Common Shares earned by employees pursuant to equity-based awards under the Company’s Long-Term Incentive Plan there were no other repurchases of Common Shares made by us during the years ended December 31, 2023 or 2022.
The Company did not have a Board approved share repurchase program in effect in either 2023 or 2022.
For information on “Related Stockholder Matters” required by Item 201(d) of Regulation S-K, refer to Item 12 of this report.

Performance Graph
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in our Common Shares with the cumulative total return of hypothetical investments in the Dow Jones U.S. Auto Parts (TR) Index and the NYSE Composite Index. The graph is based on the respective market price of each investment as of December 31, 2018, 2019, 2020, 2021, 2022 and 2023 assuming in each case an initial investment of $100 on December 31, 2018, and reinvestment of dividends.

	2018	2019	2020	2021	2022	2023
Stoneridge, Inc.	$100	$119	$123	$80	$87	$79
Dow Jones U.S. Auto Parts Total Return Index	$100	$127	$150	$181	$133	$133
NYSE Composite Index	$100	$126	$135	$162	$147	$167
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
Overview
During 2023, we benefited from increased volumes in both our North American and European commercial vehicle markets, compared to the prior year, due to improvements in end market demand and launches of previously awarded programs including launches for our MirrorEye camera monitor system and our SE5000 Smart 2 tachograph. We continued to benefit from both previously agreed pricing actions, as well as incremental actions taken within the year, with the majority of our customers, which offset a portion of the incremental material, supply chain and other input costs we incurred.
The Company had net loss of $5.2 million, or $(0.19) per diluted share, for the year ended December 31, 2023.
Net loss in 2023 decreased by $8.9 million, or $0.33 per diluted share, from $14.1 million, or $(0.52) per diluted share, for the year ended December 31, 2022 primarily due to additional contribution from higher sales levels, including the benefit of negotiated price increases and favorable foreign exchange fluctuations offset by higher Selling, General and Administrative (“SG&A”) and Design and Development (“D&D”) spending, including higher business realignment costs, and interest expense.
In 2023, our net sales increased by $75.9 million, or 8.4%, while our operating income increased $9.9 million.
Our Control Devices segment net sales decreased by 0.2% primarily due to a decrease in our North American automotive market, which was adversely impacted in the fourth quarter of 2023 by the UAW strike and a slower than expected penetration rate for electric vehicle platforms, as well as a decrease in our agricultural market. These decreases were offset by negotiated price increases and an increase in our China commercial vehicle and automotive markets. Segment gross margin as a percentage of sales decreased due to higher direct material costs from inflation and support costs for a troubled supplier. Segment operating income decreased due to lower gross margin and higher SG&A and D&D spending.
Our Electronics segment net sales increased by 14.1% primarily due to higher sales volumes in our European and North American commercial vehicle markets, including the launches of a next generation tachograph product for OEM and aftermarket applications in Europe and our first OEM MirrorEye program in North America, and the impact of negotiated price increases offset by lower required electronic component spot buy purchases. Segment gross margin as a percent of sales increased primarily due to higher contribution from higher sales levels, negotiated price increases, lower material costs including the favorable effect of foreign currency and lower required electronic component spot buy purchases offset by an increase in labor and overhead costs. Operating income for the segment increased primarily due to higher gross margin partially offset by higher SG&A and D&D spending, including support for new product launches and business realignment expense of $2.9 million focused on centralizing critical functions in order to effectively utilize global resources.
Our Stoneridge Brazil segment net sales increased by 9.5% due to favorable foreign currency translation and higher sales of our OEM products offset by lower sales demand for our other product lines. Segment gross margin increased due to increased contribution margin from higher sales and favorable foreign currency fluctuations. Operating income increased due to higher gross margin offset by an increase in SG&A spending.
In 2023, SG&A expenses increased compared to 2022 due to higher business realignment costs of $3.0 million, higher incentive compensation due to the achievement of performance targets, consulting and professional service fees and travel related costs.

D&D costs increased in 2023 due to lower customer reimbursements as a result of a shift to platform development and higher costs related to product launch preparations offset by increased capitalized software development costs.
At December 31, 2023 and 2022, we had cash and cash equivalents of $40.8 million and $54.8 million, respectively. At December 31, 2023 and 2022, we had $189.3 million and $167.8 million, respectively, in borrowings outstanding on the Credit Facility. The 2023 decrease in cash and cash equivalents was due to capital expenditures for new product launches and relatively higher working capital levels to support higher sales and production levels as well as the residual impact of supply chain issues on inventory.
Outlook
The Company believes that focusing on products that address industry megatrends has had and will continue to have a positive effect on both our top-line growth and underlying margins. For example, the Company is aligned with platforms likely to perform well against overall market dynamics including light-trucks, SUVs and crossover vehicles and our continued focus on safety, vehicle intelligence and connectivity based products, such as the recent release of our next generation tachograph in Europe as well as current and future launches of our MirrorEye programs in North America and Europe for both OEM and aftermarket applications.
Global inflation has increased significantly since 2021. Rising costs of materials, labor and other inputs used to manufacture and sell our products, have impacted, and may continue to impact, our results. While incremental material and production costs have started to moderate, we expect continued cost inflation to persist into 2024 which will continue to put pressure on margins. In order to minimize the impact of these incremental costs, we have taken several actions, including negotiating price increases and cost recoveries with our customers. Additionally, we continued to focus on improving manufacturing performance and optimizing our global cost structure to both reduce costs and improve operational efficiency. We expect these actions will benefit our future financial performance.
Based on IHS Market production forecasts, the North American automotive market is expected to increase from 15.6 million units in 2023 to 15.8 million units in 2024 as this market continues to recover from the effects of prior supply chain disruptions, the impact of the UAW strike in the fourth quarter of 2024 and economic headwinds. In our Control Devices segment, we expect lower than previously anticipated growth rates for sales of products used in electric vehicle platforms due to reduced production expectations with some of our key customers. We continue to focus on improved manufacturing execution, supply chain strategy, material cost improvement actions and enterprise-wide cost improvement plans and will continue to react to changes in our end-markets as needed to maintain and improve our margins. During 2023, our Control Devices segment incurred $2.5 million of support costs for a troubled supplier. We expect these costs to moderate in the first half of 2024. We will continue to focus on growing our core product portfolio aligned with industry megatrends by investing in our actuation and system-level sensor products as we anticipate greater opportunities as powertrains become increasingly electrified and efficient.
In 2024, our European and North American commercial vehicle end market volumes are forecasted to decrease 10.5% and 7.6%, respectively. We expect our Electronics’ segment sales to outperform forecasted changes in production volumes due to strong demand for our existing products and the ramp-up of recently launched programs, including our next generation tachograph product in Europe for both OEM and aftermarket applications and our first North American OEM MirrorEye program, as well as expected program launches, including our next OEM MirrorEye program launch in Europe in 2024. Recovery from customers related to spot buys of materials purchased by the Company on behalf of those customers increased net sales by $14.6 million and $58.4 million for 2023 and 2022, respectively. Spot buy material purchasing activity, which is recognized as revenue and material costs, was mostly passed through to customers and was driven by electronic component shortages. The Company expects spot buy activity to continue to decline as supply chains normalize and material availability improves.
In 2024, we expect net D&D spend to increase primarily driven by spend for the development of next generation products as new product launch related spend decreases in the second half of 2024. As a result of reduced launch activities we expect lower customer reimbursements and capitalization of software development costs. We continue to evaluate and optimize our engineering footprint to enhance capabilities and capacity for the most efficient return on our engineering spend.
In January 2024, the International Monetary Fund forecasted the Brazil gross domestic product to grow 1.7% in 2024. We expect our served market channels to remain relatively stable in 2024 based on current market conditions. Stoneridge Brazil will focus on continuing to grow our OEM capabilities in-region to better support our global customers. This focus will provide opportunities for future growth and provide a platform to continue to rotate our local portfolio to more closely align with our global business.
We remain focused on improving cash generation and the reduction of debt through efficient operating performance and targeted actions to reduce net working capital, particularly our inventory levels, as the impacts from product launches and material availability normalizes.

We expect higher interest expense in 2024 driven by higher outstanding balances on our Credit Facility.
Our future effective tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles and our jurisdictional mix of earnings. We monitor these factors and the impact on our effective tax rate.
Other Matters
A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars and, therefore, movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. Dollar strengthened against the Chinese yuan and Argentine peso in 2023 and the euro, Swedish krona, Chinese yuan and Argentine peso in 2022, unfavorably impacting our reported results.
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
On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter sensor product line (“PM Sensor Exit”). The costs for the PM Sensor Exit included employee severance and termination costs and other related costs including supplier settlements. Non-cash charges included impairment and accelerated depreciation of fixed assets associated with PM sensor production. We recognized $2.4 million of expense as a result of this initiative during the year ended December 31, 2021.
In December 2018, the Company entered into an agreement to make a $10.0 million investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten year life of the fund. The Company has contributed $8.4 million to the Autotech Fund II since December 2018.
We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges. Business realignment costs of $4.5 million and $0.3 million were incurred during the years ended December 31, 2023 and 2022, respectively. Realignment expense for the year ended December 31, 2023 was primarily related to the centralization of the product line management, sales and engineering functions and executive separation costs.
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

Year Ended December 31, 2023 Compared To Year Ended December 31, 2022
Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Year ended December 31,	2023		2022		Dollar increase / (decrease)
Net sales	$975,818	100.0%	$899,923	100.0%	$75,895
Costs and expenses:
Cost of goods sold	774,512	79.4	724,997	80.6	49,515
Selling, general and administrative	117,395	12.0	106,695	11.9	10,700
Design and development	71,075	7.3	65,296	7.3	5,779
Operating income	12,836	1.3	2,935	0.3	9,901
Interest expense, net	13,000	1.3	7,097	0.8	5,903
Equity in loss of investee	522	0.1	823	0.1	(301)
Other expense, net	1,236	0.1	5,711	0.6	(4,475)
Loss before income taxes	(1,922)	(0.2)	(10,696)	(1.2)	8,774
Provision for income taxes	3,261	0.3	3,360	0.4	(99)
Net loss	$(5,183)	(0.5)%	$(14,056)	(1.6)%	$8,873
Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

Year ended December 31,	2023		2022		Dollar increase / (decrease)	Percent increase / (decrease)
Control Devices	$342,065	35.1%	$342,596	38.1%	$(531)	(0.2)%
Electronics	576,539	59.0	505,097	56.1	71,442	14.1%
Stoneridge Brazil	57,214	5.9	52,230	5.8	4,984	9.5%
Total net sales	$975,818	100.0%	$899,923	100.0%	$75,895	8.4%
Our Control Devices segment net sales decreased $0.5 million due to a decrease in our North American automotive market of $6.3 million, including the adverse impact of the UAW strike in the fourth quarter of 2023 and a slower than expected penetration rate for electric vehicle platforms, as well as a decrease in our agricultural market of $1.1 million. These decreases were offset by increases in our China commercial vehicle and automotive markets of $2.6 million and $2.2 million, respectively. In addition, net sales for the year ended December 31, 2023 were impacted by negotiated price increases of $5.4 million offset by an increase in unfavorable foreign currency translation of $2.5 million.
Our Electronics segment net sales increased $71.4 million due to higher sales volumes in our European and North American commercial vehicle markets of $55.2 million and $52.4 million, respectively, including the launches of a next generation tachograph product in Europe for both OEM and aftermarket applications and our first OEM MirrorEye program in North America, and the impact of negotiated price increases of $7.5 million. These increases were offset by the impact of lower required electronic component spot buy purchases of $40.8 million compared to 2022. In addition, we experienced lower sales volumes in North American off-highway vehicle market of $3.5 million and unfavorable foreign currency translation of $3.2 million, mostly from euro and Swedish krona, compared to the prior year.
Our Stoneridge Brazil segment net sales increased $5.0 million due to higher sales in our OEM product line and favorable foreign currency translation offset by lower sales demand for our other product lines.
Net sales by geographic location are summarized in the following table (in thousands):

Year ended December 31,	2023		2022		Dollar increase / (decrease)	Percent increase / (decrease)
North America	$495,541	50.8%	$444,928	49.4%	$50,613	11.4%
South America	57,214	5.9	52,230	5.8	4,984	9.5%
Europe and Other	423,063	43.3	402,765	44.8	20,298	5.0%
Total net sales	$975,818	100.0%	$899,923	100.0%	$75,895	8.4%

The increase in North American net sales was attributable to increased sales volume in our commercial vehicle market of $51.5 million and by negotiated price increases of $10.7 million. These increases were offset by lower sales volume in our North American automotive, off-highway and agricultural markets.
The increase in net sales in South America was primarily due to higher sales in our OEM product line and favorable foreign currency translation offset by lower sales demand for our other product lines.
The increase in net sales in Europe and Other was due to increases in our European and China commercial vehicle markets of $55.2 million and $4.5 million, respectively, China automotive of $2.2 million and negotiated price increases of $2.2 million. These increases were offset by lower required customer recoveries of electronic component spot buys of $39.7 million. In addition, we experienced unfavorable foreign currency translation of $5.7 million.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to 2022 and our gross margin increased to 20.6% in 2023 compared to 19.4% in 2022. Our material cost as a percentage of net sales decreased by 2.4% to 59.4% in 2023 compared to 61.8% in 2022. The decrease in the material cost percentage was partially due to the impact of required electronic component spot buy purchases that were offset by customer recoveries. The impact of these spot buy purchases increased cost of goods sold by $14.6 million, or 1.5% of net sales, and $58.4 million, or 6.5% of sales, during 2023 and 2022, respectively, which reduced gross margin percent by 0.3% and 1.4% in 2023 and 2022, respectively. Other factors reducing the material cost percentage were favorable foreign currency fluctuations and favorable sales mix in our Electronics segment. Overhead as a percentage of net sales was 15.1% and 14.2% for 2023 and 2022, respectively. The increase in overhead as a percentage of sales was attributable to higher indirect wage inflation and warranty costs which offset favorable fixed cost leverage from higher sales levels.
Our Control Devices segment gross margin decreased primarily due to higher direct material costs associated with inflation and financial support for a troubled supplier as well as unfavorable sales mix.
Our Electronics segment gross margin increased due to the contribution from higher sales levels, including negotiated price increases, and the reduction of the adverse effect of required electronic component spot buy purchases, net of customer recoveries, offset by higher labor and overhead costs including wages and warranty expense.
Our Stoneridge Brazil segment gross margin increased primarily due to increased contribution from higher sales and favorable foreign currency fluctuations.
Selling, General and Administrative. SG&A expenses increased by $10.7 million compared to 2022 due to higher business realignment costs of $3.0 million, higher incentive compensation due to achievement of performance targets, consulting and professional service fees and travel related costs. In addition, our Control Devices segment recognized 2022 favorable legal settlements offset by a 2023 gain on the sale of fixed assets of an idled sensor production line.
Design and Development. D&D costs increased by $5.8 million due to lower customer reimbursements and higher costs related to product launch preparations offset by increases in capitalized software development costs for our Electronics segment. All other segments also incurred slightly higher spending attributable to product launch activities.
Operating Income. Operating income (loss) is summarized in the following table by reportable segment (in thousands):

Year ended December 31,	2023	2022	Dollar increase / (decrease)	Percent increase / (decrease)
Control Devices	$13,582	$23,917	$(10,335)	(43.2)%
Electronics	27,309	5,128	22,181	432.5%
Stoneridge Brazil	4,454	3,150	1,304	41.4%
Unallocated corporate	(32,509)	(29,260)	(3,249)	(11.1)%
Operating income	$12,836	$2,935	$9,901	337.3%
Our Control Devices segment operating income decreased due to lower gross margin primarily resulting from higher material costs associated with inflation and troubled supplier support costs, unfavorable sales mix and a 2022 favorable legal settlement offset by a 2023 gain on disposal of fixed assets.
Our Electronics segment operating income increased primarily due to higher contribution from higher sales and negotiated pricing and favorable foreign exchange fluctuations offset by higher labor and overhead costs as well as higher SG&A and D&D spending including business realignment costs.
Our Stoneridge Brazil segment operating income increased due to contribution from higher sales levels offset by higher SG&A and D&D spending.

Our unallocated corporate operating loss increased primarily from higher service related costs, business realignment costs associated with employee separation related costs of $0.9 million and higher incentive compensation due to achievement of performance targets.
Operating income (loss) by geographic location is summarized in the following table (in thousands):

Year ended December 31,	2023	2022	Dollar increase / (decrease)	Percent increase / (decrease)
North America	$(13,566)	$(2,066)	$(11,500)	556.6%
South America	4,454	3,150	1,304	41.4%
Europe and Other	21,948	1,851	20,097	1085.7%
Operating income	$12,836	$2,935	$9,901	337.3%
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
Interest Expense, net. Interest expense, net increased by $5.9 million compared to 2022 due to both higher interest rates and outstanding balances for our Credit Facility in addition to the write-off of $0.3 million of deferred financing fees as a result of entering into the Fifth Amended and Restated Credit Agreement.
Equity in Loss of Investee. Equity losses for Autotech Fund II were $0.5 million and $0.8 million for the years ended December 31, 2023 and 2022. The decrease in Autotech Fund II earnings was due to unfavorable 2023 and 2022 fair value adjustments to fund investments and fund expenses.
Other Expense, net. We record certain foreign currency transaction losses (gains) as a component of other expense, net on the consolidated statement of operations. Other expense, net of $1.2 million, decreased by $4.5 million in 2023 compared to other expense, net of $5.7 million for 2022 primarily due to the impact of favorable foreign currency movements in our Electronics and Control Devices segments from moderated strengthening of the U.S. dollar.
Provision for Income Taxes. In 2023, the provision for income tax expense was $3.3 million, resulting in an effective tax rate of (169.7)%. In 2022, the provision for income tax expense was $3.4 million, resulting in an effective tax rate of (31.4)%. In 2023 and 2022, the provision for income taxes was impacted by jurisdictional earnings mix, U.S. taxes on foreign earnings, various tax credits and incentives and tax losses for which no benefit is recognized due to valuation allowances.
The OECD implemented a 15% global corporate minimum tax to ensure that large multinational enterprises pay a minimum level of tax in the countries they operate. While various countries have implemented the legislation as of January 1, 2024, we do not expect a material change to our income tax provision for the year ended December 31, 2024. As additional jurisdictions implement this legislation, our effective tax rate and cash tax payments could increase in future years.

Year Ended December 31, 2022 Compared To Year Ended December 31, 2021
Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Year ended December 31,	2022		2021		Dollar increase / (decrease)
Net sales	$899,923	100.0%	$770,462	100.0%	$129,461
Costs and expenses:
Cost of goods sold	724,997	80.6	603,604	78.3	121,393
Selling, general and administrative	106,695	11.9	116,000	15.1	(9,305)
Gain on sale of Canton Facility, net	—	—	(30,718)	(4.0)	30,718
Design and development	65,296	7.3	66,165	8.6	(869)
Operating income	2,935	0.3	15,411	2.0	(12,476)
Interest expense, net	7,097	0.8	5,189	0.7	1,908
Equity in loss (earnings) of investee	823	0.1	(3,658)	(0.5)	4,481
Other expense, net	5,711	0.6	1,444	0.2	4,267
(Loss) income before income taxes	(10,696)	(1.2)	12,436	1.6	(23,132)
Provision for income taxes	3,360	0.4	9,030	1.2	(5,670)
Net (loss) income	$(14,056)	(1.6)%	$3,406	0.4%	$(17,462)
Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

Year ended December 31,	2022		2021		Dollar increase / (decrease)	Percent increase / (decrease)
Control Devices	$342,596	38.1%	$355,775	46.2%	$(13,179)	(3.7)%
Electronics	505,097	56.1	357,910	46.5	147,187	41.1%
Stoneridge Brazil	52,230	5.8	56,777	7.4	(4,547)	(8.0)%
Total net sales	$899,923	100.0%	$770,462	100.0%	$129,461	16.8%
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

Selling, General and Administrative. SG&A expenses decreased by $9.3 million compared to 2021 due to favorable non-recurring 2022 commercial and legal settlements, lower wages, incentive compensation, legal fees and selling costs. In addition, compared to 2021, SG&A was favorably impacted by an unfavorable adjustment to the fair value of the Stoneridge Brazil earn-out consideration in 2021, lower business realignment and restructuring costs and Sarasota environmental remediation costs incurred in 2021. Offsetting these favorable items were the 2021 gain on disposal of the MSIL joint venture, the 2021 gain on disposal of the PM Sensor business and unfavorable net adjustments for Brazilian indirect tax credits.

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
Equity in Loss (Earnings) of Investee. Equity loss (earnings) for Autotech Fund II were $0.8 million and $(1.9) million for the years ended December 31, 2022 and 2021. The decrease in Autotech Fund II earnings was due to unfavorable 2022 fair value adjustments to fund investments. Equity earnings for MSIL were $1.8 million for the year ended December 31, 2021. As discussed in Note 2 to the consolidated financial statements, the Company sold its equity interest in MSIL on December 30, 2021.
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
Liquidity and Capital Resources
Summary of Cash Flows for the years ended December 31, 2023 and 2022 (in thousands):

Year ended December 31,	2023	2022	Dollar increase / (decrease)
Net cash provided by (used for):
Operating activities	$4,946	$6,806	$(1,860)
Investing activities	(36,979)	(28,581)	(8,398)
Financing activities	17,485	(7,297)	24,782
Effect of exchange rate changes on cash and cash equivalents	591	(1,677)	2,268
Net change in cash and cash equivalents	$(13,957)	$(30,749)	$16,792
Cash provided by operating activities decreased compared to 2022 primarily due to an increase in cash used to fund working capital levels from a combination of higher inventory levels for new product launches and the residual impact of supply chain issues on inventory, lower accounts payable and the 2022 increase in assets for spot buys not yet invoiced. Our receivable terms and collections rates have remained consistent between periods presented.
Net cash used for investing activities increased compared to the prior year due to higher capital expenditures and capitalized software development costs and cash proceeds from the 2022 settlement of the net investment hedges offset by increased proceeds from the sale of fixed assets.
Net cash provided by financing activities increased compared to the prior year primarily due to higher Credit Facility net borrowings, offset by the 2022 cash payment of Stoneridge Brazil earn-out consideration and 2023 debt issuance costs.
Summary of Cash Flows for the years ended December 31, 2022 and 2021 (in thousands):

Years ended December 31,	2022	2021	Dollar increase / (decrease)
Net cash provided by (used for):
Operating activities	$6,806	$(36,248)	$43,054
Investing activities	(28,581)	28,041	(56,622)
Financing activities	(7,297)	22,876	(30,173)
Effect of exchange rate changes on cash and cash equivalents	(1,677)	(3,041)	1,364
Net change in cash and cash equivalents	$(30,749)	$11,628	$(42,377)
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

Summary of Future Cash Flows
The following table summarizes our future cash outflows resulting from financial contracts and commitments, as of December 31, 2023 (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Credit Facility	$189,346	$—	$189,346	$—	$—
Debt	2,113	2,113	—	—	—
Interest payments(A)	45,116	15,498	29,618	—	—
Operating leases	12,959	4,220	5,622	2,125	992
Total contractual obligations(B)	$249,534	$21,831	$224,586	$2,125	$992
(A)Includes estimated payments under the Company’s Credit Facility and other debt obligations using the most current interest rate and principal balance information available at December 31, 2023, extended through the end of the term.
(B)In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech, a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten year life of the fund. The Company has contributed $8.4 million to the Autotech Fund II since December 2018.
Management will continue to focus on efficiently managing its weighted-average cost of capital and believes that cash flows from operations and the availability of funds from our Credit Facility provides sufficient liquidity to meet our future growth and operating needs.
As outlined in Note 5 to our consolidated financial statements, the Credit Facility permits borrowing up to a maximum level of $275.0 million through November 2, 2026. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants that place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $189.3 million at December 31, 2023.
The Company was in compliance with all covenants at December 31, 2023. The Company has not experienced a violation that would limit the Company’s ability to borrow under the Credit Facility and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.
The Company’s wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $2.0 million and $1.9 million, at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, there were no borrowings outstanding on this overdraft credit line. During the year ended December 31, 2023, the subsidiary borrowed and repaid 358.5 million Swedish krona, or $35.6 million.
The Company’s wholly-owned subsidiary located in Suzhou, China, has lines of credit which allow up to a maximum borrowing level of 20.0 million Chinese yuan, or $2.8 million and $2.9 million, at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022 there was $2.1 million and $1.5 million, respectively, in borrowings outstanding recorded within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60.0 million Chinese yuan, or $8.5 million, at December 31, 2023 and $8.7 million at December 31, 2022. There was $2.4 million and $2.0 million utilized on the Suzhou bank acceptance draft line of credit at December 31, 2023 and 2022, respectively.
In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. As of December 31 2023, the Company’s cumulative investment in the Autotech Fund II was $8.4 million. The Company contributed $0.4 million and $1.0 million, net to the Autotech Fund II during the years ended December 31, 2023 and 2022, respectively.

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
At December 31, 2023, we had a cash and cash equivalents balance of approximately $40.8 million, of which 94.1% was held in foreign locations. The Company has approximately $85.7 million of undrawn commitments under the Credit Facility as of December 31, 2023, which results in total undrawn commitments and cash balances of more than $126.5 million.
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
Income Taxes. Deferred income taxes are provided for temporary differences between the amount of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations. Our deferred tax assets include, among other items, net operating loss carryforwards and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Our U.S. state and foreign net operating losses expire at various times or have indefinite expiration dates. Our U.S. federal general business credits, if unused, begin to expire in 2027, and the state and foreign tax credits expire at various times.
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
Recently Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance in ASU 2020-04 provides temporary optional expedient and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”) (also known as the “reference rate reform”). The guidance allows companies to elect not to apply certain modification accounting requirements to contracts affected by the reference rate reform, if certain criteria are met. The guidance will also allow companies to elect various optional expedients which would allow them to continue to apply hedge accounting for hedging relationships affected by the reference rate reform, if certain criteria are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2023.
In February 2022, the Company amended its credit facility to incorporate hardwired mechanics to permit a future replacement of LIBOR as the interest reference rate without lender consent. The Company has applied the guidance to impacted transactions during the transition period. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted as of December 31, 2023
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures", which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures," which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, companies are required to disclose additional information about income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be adopted on a prospective basis; however, retrospective application is permitted. We are currently evaluating the impact on our annual consolidated financial statement disclosures.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rates
We are exposed to interest rate risk primarily from the effects of changes in interest rates. At December 31, 2023, approximately 98.9% of our outstanding debt was floating-rate and 1.1% was fixed-rate. We estimate that a 1.0% change in the interest costs of our floating-rate debt outstanding as of December 31, 2023 would change interest expense on an annual basis by approximately $1.9 million.
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
We estimate that a 10.0% unidirectional change in currency exchange rates relative to the U.S dollar would have changed our income before income taxes for the year ended December 31, 2023 by approximately $3.0 million.
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stoneridge, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Product warranty and recall reserves

Description of the Matter	The Company's reserves for product warranty and recall totaled $21.6 million at December 31, 2023. As described in Note 2 to the consolidated financial statements, the Company's reserve for product warranty and recall is based on several factors, including the historical trends of units sold and claim payment amounts, combined with the Company’s current understanding of existing warranty and recall claims. The warranty liability requires a forecast of the resolution of existing claims as well as expected future claims on products previously sold.

Auditing the Company’s reserve for product warranty and recall is complex due to the measurement uncertainty associated with the estimate, management’s judgment in determining the cost and volume estimates used in the computation, as well as volume and costing assumptions in determining the expected future claims on products previously sold.

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
Detroit, MI
March 1, 2024

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, (in thousands)	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$40,841	$54,798
Accounts receivable, less reserves of $1,058 and $962, respectively	166,545	158,155
Inventories, net	187,758	152,580
Prepaid expenses and other current assets	34,246	44,018
Total current assets	429,390	409,551
Long-term assets:
Property, plant and equipment, net	110,126	104,643
Intangible assets, net	47,314	45,508
Goodwill	35,295	34,225
Operating lease right-of-use asset	10,795	13,762
Investments and other long-term assets, net	46,980	44,416
Total long-term assets	250,510	242,554
Total assets	$679,900	$652,105

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$2,113	$1,450
Accounts payable	111,925	110,202
Accrued expenses and other current liabilities	64,203	66,040
Total current liabilities	178,241	177,692
Long-term liabilities:
Revolving credit facility	189,346	167,802
Deferred income taxes	7,224	8,498
Operating lease long-term liability	7,684	10,594
Other long-term liabilities	9,688	6,577
Total long-term liabilities	213,942	193,471
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	—	—
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,549 and 27,341 shares outstanding at December 31, 2023 and December 31, 2022, respectively, with no stated value	—	—
Additional paid-in capital	227,340	232,758
Common Shares held in treasury, 1,417 and 1,625 shares at December 31, 2023 and December 31, 2022, respectively, at cost	(43,344)	(50,366)
Retained earnings	196,509	201,692
Accumulated other comprehensive loss	(92,788)	(103,142)
Total shareholders' equity	287,717	280,942
Total liabilities and shareholders' equity	$679,900	$652,105
The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31, (in thousands, except per share data)	2023	2022	2021

Net sales	$975,818	$899,923	$770,462
Costs and expenses:
Cost of goods sold	774,512	724,997	603,604
Selling, general and administrative	117,395	106,695	116,000
Gain on sale of Canton Facility, net	—	—	(30,718)
Design and development	71,075	65,296	66,165
Operating income	12,836	2,935	15,411
Interest expense, net	13,000	7,097	5,189
Equity in loss (earnings) of investee	522	823	(3,658)
Other expense, net	1,236	5,711	1,444
(Loss) income before income taxes	(1,922)	(10,696)	12,436
Provision for income taxes	3,261	3,360	9,030
Net (loss) income	$(5,183)	$(14,056)	$3,406

(Loss) earnings per share:
Basic	$(0.19)	$(0.52)	$0.13
Diluted	$(0.19)	$(0.52)	$0.12

Weighted-average shares outstanding:
Basic	27,443	27,258	27,114
Diluted	27,443	27,258	27,416
The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year ended December 31, (in thousands)	2023	2022	2021

Net (loss) income	$(5,183)	$(14,056)	$3,406

Other comprehensive income (loss), net of tax:
Foreign currency translation (1)	9,118	(6,171)	(8,408)
Unrealized gain on derivatives (2)	1,236	53	1,019
Other comprehensive income (loss), net of tax	10,354	(6,118)	(7,389)

Comprehensive income (loss)	$5,171	$(20,174)	$(3,983)
_____________________________
(1)Net of tax expense of $514 and $267 for the years ended December 31, 2022 and 2021, respectively.
(2)Net of tax expense of $328, $14 and $271 for the years ended December 31, 2023, 2022 and 2021, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31, (in thousands)	2023	2022	2021

OPERATING ACTIVITIES:
Net (loss) income	$(5,183)	$(14,056)	$3,406
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	26,749	26,720	27,823
Amortization, including accretion and write-off of deferred financing costs	8,132	8,055	6,648
Deferred income taxes	(4,038)	(5,110)	(511)
Loss (earnings) of equity method investee	522	823	(3,658)
Gain on sale of fixed assets	(860)	(241)	(165)
Share-based compensation expense	3,322	5,942	5,960
Excess tax deficiency (benefit) related to share-based compensation expense	230	543	(563)
Gain on sale of Canton Facility, net	—	—	(30,718)
Gain on disposal of business and joint venture, net	—	—	(2,942)
Change in fair value of earn-out contingent consideration	—	—	2,065
Changes in operating assets and liabilities:
Accounts receivable, net	(5,854)	(13,161)	(17,019)
Inventories, net	(31,563)	(20,127)	(51,270)
Prepaid expenses and other assets	16,625	(5,159)	(5,116)
Accounts payable	1,090	18,489	16,515
Accrued expenses and other liabilities	(4,226)	4,088	13,297
Net cash provided by (used for) operating activities	4,946	6,806	(36,248)

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(38,498)	(31,609)	(27,031)
Proceeds from sale of fixed assets	1,869	158	268
Proceeds from settlement of net investment hedges	—	3,820	—
Proceeds from disposal of business, net	—	—	1,837
Proceeds from disposal of joint venture, net	—	—	20,999
Proceeds from sale of Canton Facility, net	—	—	35,167
Investment in venture capital fund, net	(350)	(950)	(3,199)
Net cash (used for) provided by investing activities	(36,979)	(28,581)	28,041

FINANCING ACTIVITIES:
Revolving credit facility borrowings	117,369	21,562	91,913
Revolving credit facility payments	(96,568)	(18,000)	(64,000)
Proceeds from issuance of debt	35,757	38,940	45,753
Repayments of debt	(35,102)	(42,248)	(48,107)
Earn-out consideration cash payment	—	(6,276)	—
Other financing costs	(2,251)	(484)	(18)
Repurchase of Common Shares to satisfy employee tax withholding	(1,720)	(791)	(2,665)
Net cash provided by (used for) financing activities	17,485	(7,297)	22,876

Effect of exchange rate changes on cash and cash equivalents	591	(1,677)	(3,041)
Net change in cash and cash equivalents	(13,957)	(30,749)	11,628
Cash and cash equivalents at beginning of period	54,798	85,547	73,919

Cash and cash equivalents at end of period	$40,841	$54,798	$85,547

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,007	$7,293	$6,055
Cash paid for income taxes, net	$10,302	$6,178	$11,267
The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	Number of Common Shares outstanding	Number of treasury shares	Additional paid-in capital	Common Shares held in treasury	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders' equity
BALANCE , DECEMBER 31, 2020	27,006	1,960	$234,409	$(60,482)	$212,342	$(89,635)	$296,634
Net income	—	—	—	—	3,406	—	3,406
Unrealized gain on derivatives, net	—	—	—	—	—	1,019	1,019
Currency translation adjustments	—	—	—	—	—	(8,408)	(8,408)
Issuance of Common Shares	265	(265)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(80)	80	—	5,218	—	—	5,218
Share-based compensation, net	—	—	(1,919)	—	—	—	(1,919)
BALANCE DECEMBER 31, 2021	27,191	1,775	$232,490	$(55,264)	$215,748	$(97,024)	$295,950

Net loss	—	—	$—	$—	$(14,056)	$—	$(14,056)
Unrealized gain on derivatives, net	—	—	—	—	—	53	53
Currency translation adjustments	—	—	—	—	—	(6,171)	(6,171)
Issuance of Common Shares	193	(193)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(43)	43	—	4,898	—	—	4,898
Share-based compensation, net	—	—	268	—	—	—	268
BALANCE DECEMBER 31, 2022	27,341	1,625	$232,758	$(50,366)	$201,692	$(103,142)	$280,942

Net loss	—	—	$—	$—	$(5,183)	$—	$(5,183)
Unrealized gain on derivatives, net	—	—	—	—	—	1,236	1,236
Currency translation adjustments	—	—	—	—	—	9,118	9,118
Issuance of Common Shares	297	(297)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(89)	89	—	7,022	—	—	7,022
Share-based compensation, net	—	—	(5,418)	—	—	—	(5,418)
BALANCE DECEMBER 31, 2023	27,549	1,417	$227,340	$(43,344)	$196,509	$(92,788)	$287,717
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
Accounts Receivable and Concentration of Credit Risk
Revenues are principally generated from the automotive, commercial, off-highway and agricultural vehicle markets. The Company’s largest customers are PACCAR and Traton, primarily related to the Electronics reportable segment and accounted for the following percentages of consolidated net sales:

	2023	2022	2021
PACCAR	16%	15%	6%
Traton	15%	11%	9%
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

December 31	2023	2022
Raw materials	$142,744	$121,983
Work-in-progress	11,907	7,812
Finished goods	33,107	22,785
Total inventories, net	$187,758	$152,580
Inventory valued using the FIFO method was $176,033 and $139,996 at December 31, 2023 and 2022, respectively. Inventory valued using the average cost method was $11,725 and $12,584 at December 31, 2023 and 2022, respectively.
Long Term Supply Commitment
In 2022, the Company entered into a long term supply agreement with a supplier for the purchase of certain electronic semiconductor components through December 31, 2026. Pursuant to the agreement, the Company paid capacity deposits of $1,000 in 2022 and 2023, respectively. The capacity deposits are recognized in prepaid and other current assets on our consolidated balance sheet. This long term supply agreement requires the Company to purchase minimum annual volumes while requiring the supplier to sell these components at a fixed price. The Company purchased $6,028 and $1,174 of these components during the years ended December 31, 2023 and 2022, respectively. The Company is required to purchase $7,828, $10,764 and $10,764 of components in each of the years 2024 through 2026, respectively.
Pre-production Costs Related to Long-term Supply Arrangements
Engineering, research and development and other design and development costs for products sold on long-term supply arrangements are expensed as incurred unless the Company has a contractual guarantee for reimbursement from the customer which are capitalized as pre-production costs. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company either has title to the assets or has the noncancelable right to use the assets during the term of the supply arrangement are capitalized in property, plant and equipment and amortized to cost of sales over the shorter of the term of the arrangement or over the estimated useful lives of the assets, typically three to seven years. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company has a contractual guarantee to a lump sum reimbursement from the customer are capitalized either as a component of prepaid expenses and other current assets or an investment and other long-term assets, net within the consolidated balance sheets. Capitalized pre-production costs were $12,378 and $19,539 at December 31, 2023 and 2022, respectively, and were recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets.
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
Pursuant to the contract manufacturing agreement, the Company produced and sold PM sensor Gen 1 finished goods inventory to SMP recognizing net sales of $8,042 in the year ended December 31, 2021. In addition, the Company received $308 and $783 for services provided pursuant to the transition services agreement which were recognized as a reduction in SG&A for the years ended December 31, 2022 and 2021, respectively.
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
On June 17, 2021, pursuant to the Agreement, as amended after May 7, 2021, the Company closed the sale of the Canton Facility to the Buyer for an adjusted purchase price of $37,900. The Company recognized in the Control Devices segment, net proceeds of $35,167 and a gain, net of direct selling costs, of $30,718 within SG&A.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost and consist of the following:

December 31	2023	2022
Land and land improvements	$3,133	$3,030
Buildings and improvements	32,097	29,703
Machinery and equipment	254,738	247,237
Office furniture and fixtures	9,708	9,100
Tooling	47,191	42,950
Information technology	36,853	32,584
Vehicles	789	783
Leasehold improvements	5,249	5,199
Construction in progress	27,589	20,676
Total property, plant, and equipment	417,347	391,262
Less: accumulated depreciation	(307,221)	(286,619)
Property, plant and equipment, net	$110,126	$104,643

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $26,697, $26,687 and $27,823, respectively. Depreciable lives within each property classification are as follows:

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
Goodwill was $35,295 and $34,225 at December 31, 2023 and 2022, respectively, all of which relates to the Electronics segment. Goodwill is not amortized, but instead is tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired, by applying a fair value-based test. In conducting our annual impairment assessment testing, we first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if we elect not to perform a qualitative assessment of a reporting unit, we then compare the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
The Company utilizes an income statement approach to estimate the fair value of a reporting unit and a market valuation approach to further support this analysis. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based on the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using internally developed forecasts, as well as commercial and discount rate assumptions. The discount rate used is the value-weighted average of our estimated cost of equity and of debt (“cost of capital”) derived using both known and estimated customary market metrics. Our weighted average cost of capital is adjusted to reflect a risk factor, if necessary. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, we believe that the income statement approach provides a reasonable estimate of the fair value of a reporting unit. The market valuation approach is used to further support our analysis. There was no impairment of goodwill for the years ended December 31, 2023, 2022 or 2021.
Goodwill and changes in the carrying amount of goodwill for the Electronics segment for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Balance at January 1	$34,225	$36,387
Currency translation	1,070	(2,162)
Balance at December 31	$35,295	$34,225
The Company’s cumulative goodwill impairment loss since inception was $300,083 at December 31, 2023 and 2022, which includes Stoneridge Brazil’s goodwill impairment in 2014 and goodwill impairment recorded by the Company’s Control Devices segment in 2008 and 2004.
Other Intangible Assets
Other intangible assets, net at December 31, 2023 and 2022 consisted of the following:

As of December 31, 2023	Acquisition cost	Accumulated amortization	Net
Customer lists	$46,393	$(27,580)	$18,813
Tradenames	17,423	(9,118)	8,305
Technology and patents	13,636	(11,098)	2,538
Capitalized software development	23,023	(5,365)	17,658
Total	$100,475	$(53,161)	$47,314

As of December 31, 2022	Acquisition cost	Accumulated amortization	Net
Customer lists	$44,394	$(23,355)	$21,039
Tradenames	16,430	(7,761)	8,669
Technology and patents	12,921	(10,100)	2,821
Capitalized software development	15,591	(2,612)	12,979
Total	$89,336	$(43,828)	$45,508
Other intangible assets, net at December 31, 2023 for customer lists, tradenames, technology and patents, and capitalized software development include $15,161, $3,439, $396 and $15,509, respectively, related to the Electronics segment. Customer lists, tradenames and technology of $3,652, $4,866 and $2,082, respectively, related to the Stoneridge Brazil segment at December 31, 2023. Capitalized software development and patents of $2,149 and $60, respectively, related to the Control Devices segment at December 31, 2023.
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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
The Company recognized $6,942, $7,003 and $6,006 of amortization expense related to intangible assets in 2023, 2022 and 2021, respectively. Amortization expense is included as a component of COGS, SG&A and design and development ("D&D") on the consolidated statements of operations. Annual amortization expense for intangible assets is estimated to be approximately $8,700 for the year 2024 and approximately $7,000 for the years 2025 through 2028. The weighted-average remaining amortization period is approximately 7 years.
There were no intangible impairment charges for the years ended December 31, 2023, 2022 or 2021.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

As of December 31	2023	2022
Compensation related liabilities	$23,941	$19,015
Product warranty and recall obligations	14,381	9,040
Other (A)	25,881	37,985
Total accrued expenses and other current liabilities	$64,203	$66,040
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
Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction with the resulting adjustments included on the consolidated statements of operations within other expense, net. These foreign currency transaction losses, including the impact of hedging activities, were $1,226, $5,534 and $2,037 for the years ended December 31, 2023, 2022 and 2021, respectively.

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
Product Warranty and Recall Reserves
Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims, forecasts of the resolution of existing claims, expected future claims on products sold and commercial discussions with our customers. The key factors in our estimate are the warranty period and the customer source. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets. Product warranty and recall includes $7,228 and $4,437 of a long-term liability at December 31, 2023 and 2022, respectively, which is included as a component of other long-term liabilities on the consolidated balance sheets.
During the second quarter of 2023, the Company received a request for arbitration of warranty claims related to past sales of PM sensor products, a product line we exited in 2019. The claim notification was submitted by one of our customers seeking recovery for warranty related claims. Based on our review of the technical merits and specific claims as well as prior discussions with the customer, we believe these claims lack merit and are significantly overstated. While no assurances can be made as to the ultimate outcome of this matter, or any other future claims, we do not currently believe a material loss is probable.
The following provides a reconciliation of changes in the product warranty and recall reserve:

Year ended December 31,	2023	2022
Product warranty and recall at beginning of period	$13,477	$9,846
Accruals for warranties established during period	15,057	9,917
Aggregate changes in pre-existing liabilities due to claim developments	1,199	1,502
Settlements made during the period	(8,639)	(7,351)
Foreign currency translation	516	(437)
Product warranty and recall at end of period	$21,610	$13,477
Design and Development Costs
Expenses associated with the development of new products, and changes to existing products, other than capitalized software development costs, are charged to expense as incurred, and are included in the Company’s consolidated statements of operations as a separate component of costs and expenses. These product development costs amounted to $71,075, $65,296 and $66,165 for the years ended December 31, 2023, 2022 and 2021, respectively, or 7.3%, 7.3% and 8.6% of net sales for these respective periods.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Research and Development Activities
The Company enters into research and development contracts with certain customers, which generally provide for reimbursement of costs. The Company incurred and was reimbursed for contracted research and development costs of $18,809, $23,784 and $15,849 for the years ended December 31, 2023, 2022 and 2021, respectively.
Share-Based Compensation
At December 31, 2023, the Company had two share-based compensation plans: (1) 2016 Long-Term Incentive Plan for employees and (2) the 2018 Amended and Restated Directors’ Restricted Shares Plan, for non-employee directors. See Note 8 for additional details on share-based compensation plans.
Total compensation expense recognized as a component of SG&A expense on the consolidated statements of operations for share-based compensation arrangements was $3,322, $5,942 and $5,960 for the years ended December 31, 2023, 2022 and 2021, respectively. There was no share-based compensation expense capitalized in inventory during 2023, 2022 or 2021. Share-based compensation expense is calculated using estimated volatility and forfeitures based on historical data, future expectations and the expected term of the share-based compensation awards.
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
(Loss) Earnings Per Share
Basic (loss) earnings per share was computed by dividing net (loss) income by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net (loss) income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 227,741 and 232,458 for the years ended December 31, 2023 and December 31, 2022, respectively, were excluded from diluted loss per share because the effect would have been anti-dilutive.
Actual weighted-average Common Shares outstanding used in calculating basic and diluted net (loss) income per share were as follows:

Year ended December 31,	2023	2022	2021
Basic weighted-average Common Shares outstanding	27,442,984	27,258,456	27,114,359
Effect of dilutive shares	—	—	301,175
Diluted weighted-average Common Shares outstanding	27,442,984	27,258,456	27,415,534
There were 418,834, 767,593 and 580,116 performance-based right to receive Common Shares outstanding at December 31, 2023, 2022 and 2021. These performance-based restricted and right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the year were the end of the contingency period.
Deferred Financing Costs, net
Deferred financing costs are amortized over the life of the related financial instrument using the straight-line method, which approximates the effective interest method. Deferred financing cost amortization and debt discount accretion, for the years ended December 31, 2023, 2022 and 2021 was $1,190, $1,051 and $643, respectively, and is included as a component of interest expense, net in the consolidated statements of operations. In 2022, the Company capitalized $484 of deferred financing costs as a result of entering into Amendment No. 3 to the Fourth Amended and Restated Credit Facility. In connection with Amendment No. 3, the Company wrote off a portion of the previously recorded deferred financing costs of $365 in interest expense, net during the year ended December 31, 2022. In 2023, the Company capitalized $332 of deferred financing costs as a resulting of entering into Amendment No. 4 to the Fourth Amended and Restated Credit Facility.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Additionally 2023, the Company capitalized $1,915 of deferred financing costs and wrote off $309 of previously recorded deferred financing costs as a result of entering into the Fifth Amended and Restated Credit Agreement. See Note 5 to the consolidated financial statements for additional details regarding the Credit Facility and related deferred financing costs. The Company has elected to continue to present deferred financing costs within long-term assets in the Company’s consolidated balance sheets. Deferred financing costs, net, were $2,057 and $996, as of December 31, 2023 and 2022, respectively.
Changes in Accumulated Other Comprehensive Income (Loss) by Component
Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2023 and 2022 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at January 1, 2023	$(103,374)	$232	$(103,142)
Other comprehensive income before reclassifications	9,118	1,817	10,935
Amounts reclassified from accumulated other comprehensive loss	—	(581)	(581)
Net other comprehensive income, net of tax	9,118	1,236	10,354
Balance at December 31, 2023	$(94,256)	$1,468	$(92,788)

Balance at January 1, 2022	$(97,203)	$179	$(97,024)
Other comprehensive (loss) income before reclassifications	(6,171)	1,816	(4,355)
Amounts reclassified from accumulated other comprehensive loss	—	(1,763)	(1,763)
Net other comprehensive (loss) income, net of tax	(6,171)	53	(6,118)
Balance at December 31, 2022	$(103,374)	$232	$(103,142)
Reclassifications
Certain prior period amounts have been reclassified to conform to their 2023 presentation in the consolidated financial statements.
Recently Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The guidance in ASU 2020-04 provides temporary optional expedient and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”) (also known as the “reference rate reform”). The guidance allows companies to elect not to apply certain modification accounting requirements to contracts affected by the reference rate reform, if certain criteria are met. The guidance will also allow companies to elect various optional expedients which would allow them to continue to apply hedge accounting for hedging relationships affected by the reference rate reform, if certain criteria are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2023.
In February 2022, the Company amended its credit facility to incorporate hardwired mechanics to permit a future replacement of LIBOR as the interest reference rate without lender consent. The Company has applied the guidance to impacted transactions during the transition period. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted as of December 31, 2023
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures", which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures," which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, companies are required to disclose additional information about income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be adopted on a prospective basis; however, retrospective application is permitted. We are currently evaluating the impact on our annual consolidated financial statement disclosures.
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
Electronics. Our Electronics segment designs and manufactures driver information systems, vision and safety systems, connectivity and compliance products and electronic control units. These products are sold principally to the commercial and off-highway vehicle markets primarily through our OEM and aftermarket channels in the European, North American and Asia Pacific regions.
Stoneridge Brazil. Our Stoneridge Brazil segment primarily serves the South American region and specializes in the design, manufacture and sale of vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories, in-vehicle audio and infotainment devices, driver information systems and telematics solutions. Stoneridge Brazil sells its products through the aftermarket distribution channel, to factory authorized dealer installers, also referred to as original equipment services and directly to OEMs. In addition, monitoring services and tracking devices are sold directly to corporate customers and individual consumers.
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the periods ended December 31, 2023, 2022 and 2021:

	Control Devices			Electronics			Stoneridge Brazil			Consolidated
Year ended December 31,	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net Sales:
North America	$290,213	$291,808	$282,525	$205,328	$153,120	$104,419	$—	$—	$—	$495,541	$444,928	$386,944
South America	—	—	—	—	—	—	57,214	52,230	56,777	57,214	52,230	56,777
Europe	—	—	12,681	360,682	347,129	248,468	—	—	—	360,682	347,129	261,149
Asia Pacific	51,852	50,788	60,569	10,529	4,848	5,023	—	—	—	62,381	55,636	65,592
Total net sales	$342,065	$342,596	$355,775	$576,539	$505,097	$357,910	$57,214	$52,230	$56,777	$975,818	$899,923	$770,462
(1)Company sales based on geographic location are where the sale originates not where the customer is located.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Performance Obligations
For OEM and Tier 1 supplier customers, the Company typically enters into contracts to provide serial production parts that consist of a set of documents including, but not limited to, an award letter, master purchase agreement and master terms and conditions. For each production product, the Company enters into separate purchase orders that contain the product specifications and an agreed-upon price. The performance obligation does not exist until a customer release is received for a specific number of parts. The majority of the parts sold to OEM and Tier 1 supplier customers are customized to the specific customer, with the exception of MirrorEye camera monitor systems (“CMS”) sold through our aftermarket channel that are common across all customers. The transaction price is equal to the contracted price per part and there is no expectation of material variable consideration in the transaction price. For most customer contracts, the Company does not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer; therefore, the Company recognizes revenue at the point in time it satisfies a performance obligation by transferring control of a part to the customer. Certain customer contracts contain an enforceable right to payment if the customer terminates the contract for convenience and therefore are recognized over time using the cost to complete input method.
Our aftermarket products are focused on meeting the demand for safety and compliance parts and accessories as well as repair and replacement parts and are sold primarily to aftermarket distributors and direct to consumers in our South American, European and North American markets. Aftermarket products have one type of performance obligation which is the delivery of aftermarket parts and spare parts. For aftermarket customers, the Company typically has standard terms and conditions for all customers. In addition, aftermarket products have alternative use as they can be sold to multiple customers. Revenue for aftermarket part production contracts is recognized at a point in time when the control of the parts transfer to the customer which is based on the shipping terms. Aftermarket contracts may include variable consideration related to discounts, rebates and extended warranties which are included in the transaction price upon recognizing the product revenue.
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
Contract Balances
The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of December 31, 2023 or 2022.
4. Investments
Minda Stoneridge Instruments Ltd.
The Company had a 49% equity interest in MSIL, a company based in India that manufactured electronics, instrumentation equipment and sensors primarily for the motorcycle, commercial vehicle and automotive markets. As discussed in Note 2, the Company sold its equity interest in MSIL on December 30, 2021. The investment was accounted for under the equity method of accounting. Equity in earnings of MSIL included in the consolidated statements of operations was $1,776 for the year ended December 31, 2021.
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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Other Investments
In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company has contributed $8,400 to the Autotech Fund II as of December 31, 2023. The Company contributed $350 and $950 to the Autotech Fund II during the years ended December 31, 2023 and 2022, respectively. The Company contributed $3,450 to and received $251 in distributions from the Autotech Fund II during the year ended December 31, 2021. The Company has a 6.6% interest in Autotech Fund II. The Company recognized loss (earnings) of $522, $823 and $(1,882) during the years ended December 31, 2023, 2022 and 2021, respectively. The Autotech Fund II investment recorded in investments and other long-term assets, net in the consolidated balance sheets was $8,472 and $8,644 as of December 31, 2023 and 2022, respectively.
5. Debt

	December 31, 2023	December 31, 2022	Interest rates at December 31, 2023	Maturity
Revolving Credit Facility
Credit Facility	$189,346	$167,802	8.16%	November 2026

Debt
Sweden short-term credit line	—	—
Suzhou short-term credit line	2,113	1,450	3.25%	August 2024
Total debt	2,113	1,450
Less: current portion	(2,113)	(1,450)
Total long-term debt, net	$—	$—
Revolving Credit Facility
On June 5, 2019, the Company entered into the Fourth Amended and Restated Credit Agreement, as amended, (the “Fourth Amended and Restated Credit Agreement”). The Fourth Amended and Restated Credit Agreement provided for a $300,000 senior secured revolving credit facility. As a result of entering into the Fourth Amended and Restated Credit Agreement and related amendments, the Company capitalized $332 and $484 of deferred financing costs during the years ended December 31, 2023 and 2022, respectively. The Company wrote off a portion of the previously recorded deferred financing costs of $365 in interest expense, net during the year ended December 31, 2022.
On November 2, 2023, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility provides for a $275,000 senior secured revolving credit facility and it replaced and superseded the Fourth Amended and Restated Credit Agreement. The Credit Facility has an accordion feature which allows the Company to increase the availability by up to $150,000 upon the satisfaction of certain conditions, including the consent of lenders providing the increase in commitments and also includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Credit Facility has a termination date of November 2, 2026. Borrowings under the Credit Facility bear interest at either the Base Rate or the SOFR rate, at the Company’s option, plus the applicable margin as set forth in the Credit Facility. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio.
As a result of entering into the Fifth Amended and Restated Credit Agreement, the Company capitalized $1,915 of deferred financing costs and wrote off $309 of previously recorded deferred financing costs during the year ended December 31, 2023.
The Credit Facility contains customary affirmative covenants and representations. The Credit Facility also contains customary negative covenants, which, among other things, are subject to certain exceptions, including restrictions on (i) indebtedness, (ii) liens, (iii) liquidations, mergers, consolidations and acquisitions, (iv) disposition of assets or subsidiaries, (v) affiliate transactions, (vi) continuation of or change in business, (vii) restricted payments, (viii) restrictions in agreements on dividends, intercompany loans and granting liens on the collateral, (ix) loans and investments and (x) changes in organizational documents and fiscal year. The Credit Facility contains customary events of default, subject to customary thresholds and exceptions, including, among other things, (i) non-payment of principal and non-payment of interest and fees, (ii) a material inaccuracy of a representation or warranty at the time made, (iii) a failure to comply with any covenant, subject to customary grace periods in the case of certain affirmative covenants, (iv) cross default of other debt, final judgments and other adverse orders in excess of $30,000, (v) any loan document shall cease to be a legal, valid and binding agreement,

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
(vi) certain uninsured losses or proceedings against assets with a value in excess of $30,000, (vii) ERISA events, (viii) a change of control, or (ix) bankruptcy or insolvency proceedings.
Borrowings outstanding on credit facilities were $189,346 and $167,802 at December 31, 2023 and 2022, respectively.
The Company was in compliance with all credit facility covenants at December 31, 2023 and 2022.
The Company also had outstanding letters of credit of $1,586 and $1,626 at December 31, 2023 and 2022, respectively.
Debt
The Company’s wholly-owned subsidiary located in Stockholm, Sweden (the "Stockholm subsidiary"), has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $1,987 and $1,922 at December 31, 2023 and 2022, respectively. At December 31, 2023 and December 31, 2022 there were no borrowings outstanding on this overdraft credit line. During the year ended December 31, 2023, the subsidiary borrowed and repaid 358,484 Swedish krona, or $35,610. The Stockholm subsidiary has pledged certain of its assets as collateral in order to obtain a guarantee of certain of the Stockholm subsidiary’s obligations to third parties.
The Company’s wholly-owned subsidiary located in Suzhou, China (the "Suzhou subsidiary"), has lines of credit (the “Suzhou credit line”) which allow up to a maximum borrowing level of 20,000 Chinese yuan, or $2,818 and $2,900 at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022 there was $2,113 and $1,450, respectively, in borrowings outstanding on the Suzhou credit line with weighted-average interest rates of 3.25% and 3.70%, respectively. The Suzhou credit line is included on the consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60,000 Chinese yuan, or $8,453 and $8,699 at December 31, 2023 and 2022, respectively. There was $2,387 and $1,998 utilized on the Suzhou bank acceptance draft line of credit at December 31, 2023 and 2022, respectively. The Suzhou bank acceptance draft line of credit is included on the consolidated balance sheet within accounts payable.
At December 31, 2023, the future maturities of the Credit Facility and debt were as follows:

Year ended December 31,
2024	$2,113
2025	—
2026	189,346
2027	—
2028	—
Total	$191,459

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
6. Income Taxes
The income tax expense included in the accompanying consolidated statement of operations represents federal, state and foreign income taxes. The components of (loss) income before income taxes and the provision (benefit) for income taxes consist of the following:

Year ended December 31,	2023	2022	2021
(Loss) income before income taxes:
Domestic	$(29,658)	$(11,944)	$11,596
Foreign	27,736	1,248	840
Total (loss) income before income taxes	$(1,922)	$(10,696)	$12,436

Provision (benefit) for income taxes:
Current:
Federal	$219	$435	$—
State and local	(101)	747	294
Foreign	7,181	7,288	9,248
Total current provision	$7,299	$8,470	$9,542
Deferred:
Federal	$(2,265)	$(3,282)	$714
State and local	2	(25)	(55)
Foreign	(1,775)	(1,803)	(1,171)
Total deferred benefit	(4,038)	(5,110)	(512)
Total income tax provision	$3,261	$3,360	$9,030
A summary of the differences between the statutory federal income tax rate of 21.0% and the consolidated provision for income taxes is shown below.

Year ended December 31,	2023	2022	2021
Statutory U.S. federal income tax (benefit) provision	$(403)	$(2,246)	$2,612
State income taxes, net of federal tax benefit	(136)	495	942
Tax credits and incentives	(4,886)	(3,906)	(2,865)
Foreign tax rate differential	706	910	730
Impact of change in enacted tax law	5	300	227
Change in valuation allowance	1,817	5,248	5,070
U.S. tax on foreign earnings	4,815	1,376	(347)
Tax impact of unconsolidated subsidiaries	—	395	1,828
Unremitted earnings on foreign subsidiaries	—	(898)	835
Non-deductible expenses	1,338	657	740
Compensation and benefits	306	774	358
Other	(301)	255	(1,100)
Provision for income taxes	$3,261	$3,360	$9,030

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Significant components of the Company’s deferred tax assets and liabilities were as follows:

As of December 31,	2023	2022
Deferred tax assets:
Inventories	$1,678	$1,479
Employee compensation and benefits	2,324	2,078
Accrued liabilities and reserves	6,466	5,862
Property, plant and equipment	3,290	2,794
Tax loss carryforwards	18,129	16,997
Tax credit carryforwards	22,191	20,802
Capitalized research and development	4,345	4,785
Lease liability	2,351	2,817
Other	1,040	1,213
Gross deferred tax assets	61,814	58,827
Less: Valuation allowance	(21,082)	(18,496)
Deferred tax assets less valuation allowance	40,732	40,331

Deferred tax liabilities:
Property, plant and equipment	(1,271)	(2,038)
Intangible assets	(8,942)	(10,056)
Right-of-use-assets	(2,059)	(2,595)
Other	(5,292)	(4,991)
Gross deferred tax liabilities	(17,564)	(19,680)
Net deferred tax assets	$23,168	$20,651
The balance sheet classification of our net deferred tax asset is shown below:

Year ended December 31,	2023	2022
Long-term deferred tax assets	$30,392	$29,149
Long-term deferred tax liabilities	(7,224)	(8,498)
Net deferred tax assets	$23,168	$20,651
The Company has recognized deferred taxes related to foreign withholding taxes and the expected foreign currency impact upon repatriation from foreign subsidiaries not considered indefinitely reinvested. At December 31, 2023, the aggregate undistributed earnings of our foreign subsidiaries amounted to $27,211.
Based on the Company’s review of both positive and negative evidence regarding the realizability of deferred tax assets at December 31, 2023, a valuation allowance is recorded against certain deferred tax assets based upon the conclusion that it was more likely than not they would not be realized. Certain deferred tax assets are dependent on future taxable income to be realized.
The Company has net operating loss carry forwards of $39,638 and $77,027 for state and foreign tax jurisdictions, respectively. The state net operating losses expire from 2024-2043 or have indefinite lives and the foreign net operating losses expire from 2024-2028 or have indefinite lives. The Company has general business and foreign tax credit carry forwards of $20,422, $1,054 and $714 for U.S. federal, state and foreign jurisdictions, respectively. The U.S. federal general business credits, if unused, begin to expire in 2027, and the state and foreign tax credits expire at various times.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	2023	2022	2021
Balance as of January 1	$2,545	$2,891	$3,449
Tax positions related to the current year:
Additions	—	—	—
Tax positions related to the prior years:
Reductions	—	—	—
Expirations of statutes of limitation	—	(346)	(558)
Balance as of December 31	$2,545	$2,545	$2,891
The Company has classified its uncertain tax positions as a reduction to non-current deferred income tax assets. If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the amount that would affect the Company’s effective tax rate is approximately $2,545 at December 31, 2023 and 2022.
The Company classifies interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2023, 2022 and 2021, the Company recognized no expense related to interest and penalties.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 ("IRA"), which, among other things, implemented a 15% minimum tax on financial statement income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The IRA did not have a material impact on the Company's consolidated financial statements.
The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the open tax years for each jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2017-2023
Argentina	2018-2023
Brazil	2015-2023
China	2019-2023
France	2020-2023
Germany	2019-2023
Italy	2018-2023
Mauritius	2017-2023
Mexico	2018-2023
Netherlands	2019-2023
Sweden	2018-2023
United Kingdom	2022-2023
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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Under Leases (Topic 842), the Company determines an arrangement is a lease when we have the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Other than the leases that we have already identified, we are not aware of any material leases that have not yet commenced. For leases that have a calculated lease term of 12 months or less and do not include an option to purchase the underlying asset which we are reasonably certain to exercise, the Company has made the policy election to not apply the recognition requirements in Leases (Topic 842). For these short-term leases, the Company recognizes the lease as a period expense on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.
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
The components of lease expense are as follows:

Year ended December 31,	2023	2022
Operating lease cost	$4,532	$4,736
Short-term lease cost	675	958
Variable lease cost	706	585
Total lease cost	$5,913	$6,279

Balance sheet information related to leases is as follows:

As of December 31,	2023	2022
Assets:
Operating lease right-of-use assets	$10,795	$13,762

Liabilities:
Operating lease current liability, included in other current liabilities	$3,871	$3,938
Operating lease long-term liability	7,684	10,594
Total leased liabilities	$11,555	$14,532

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Maturities of operating lease liabilities are as follows:

As of December 31,	2023
2024	$4,220
2025	3,488
2026	2,134
2027	1,060
2028	1,065
Thereafter	992
Total future minimum lease payments	$12,959
Less: imputed interest	(1,404)
Total lease liabilities	$11,555
Weighted-average remaining lease term and discount rate for operating leases is as follows:

As of December 31,	2023	2022
Weighted-average remaining lease term (in years)	4.00	4.64
Weighted-average discount rate	5.98%	5.67%
Other information:

Year ended December 31,	2023	2022
Operating cash flows:
Cash paid related to operating lease obligations	$4,545	$4,649
Non-cash activity:
Right-of-use assets obtained in exchange for
operating lease obligations	$250	$594
Lessor
The Company, as lessor, entered into a lease with a third-party lessee effective July 1, 2020, of its Canton, Massachusetts facility. In conjunction with the Canton restructuring plan outlined in Note 12, the Company ceased operations at this facility in March 2020. As discussed in Note 2, the Company sold the Canton facility and assigned the lease to the buyer on June 17, 2021. The Company recognized lease income on a straight-line basis over the lease term until the time of the sale. The Company recognized, in its Control Devices segment, operating and variable lease income from leases in our consolidated statements of operations of $602 and $199, respectively, for the year ended December 31, 2021.

8. Share-Based Compensation Plans
In May 2016, the Company’s shareholders approved the 2016 Long-Term Incentive Plan (the “2016 Plan”) and reserved 1,800,000 Common Shares (of which the maximum number of Common Shares which may be issued). In May 2020, the Company’s shareholders approved an amendment to the 2016 Plan to increase by 1,100,000 the number of Common Shares authorized for issuance. The amendment to the 2016 Plan brought the total Common Shares available for issuance to 2,900,000. Under the 2016 Plan, as of December 31, 2023, the Company has granted 3,351,074 share units, of which 1,378,385 were time-based with cliff vesting using the straight-line method and 1,972,689 were performance-based. As of December 31, 2023, 1,624,076 of the shares granted have been forfeited. There are 1,173,002 shares available to be granted under the 2016 Plan at December 31, 2023.
In 2023, 2022 and 2021, pursuant to the 2016 Plan, the Company granted time-based share units and performance-based performance shares. The majority of the time-based share units cliff vest three years after the date of grant. The performance-based performance shares vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from the date of grant and, for a portion of the annual awards, upon the Company attaining certain targets of performance measured against a peer group’s three year performance in terms of total shareholder return and, for the remaining portion of the annual awards, upon achieving certain earnings per share targets and return on invested capital targets established by the Company during the performance period of the award.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
The allocation of performance shares granted between total shareholder return, earnings per share and return on invested capital were as follows for the years ended December 31:

	2023	2022	2021
Total shareholder return	45%	45%	45%
Earnings per share	36%	36%	36%
Return on invested capital	18%	18%	18%
In 2023, the Company granted retention-based phantom shares to certain employees that vest in June 2025 provided the employee remains employed with the Company. The phantom shares will settle in cash based on the volume-weighted average closing price of the Company's stock for a 30 day period prior to the vesting date. As of December 31, 2023, the Company has recorded a liability of $795 for the phantom shares which was included on the consolidated balance sheet as a component of other long-term liabilities.
In April 2005, the Company adopted the Directors’ Restricted Shares Plan (the “Director Share Plan”) and reserved 500,000 Common Shares for issuance under the Director Share Plan. In May 2013, shareholders approved an amendment to the Director Share Plan to increase the number of shares for issuance by 200,000 to 700,000. In May 2018, the Company’s shareholders approved the 2018 Amended and Restated Director’s Restricted Shares Plan (the "2018 Director Share Plan") to increase the number of shares for issuance by 150,000 to 850,000. In May 2022, the Company's shareholders approved Amendment No. 1 to the 2018 Director Share Plan to increase the number of shares for issuance by 100,000 to 950,000. Under the 2018 Director Share Plan, the Company has cumulatively issued 866,716 restricted Common Shares. As such, there are 83,284 restricted Common Shares available to be issued on December 31, 2023. Shares issued annually under the 2018 Director Share Plan are no longer subject to forfeiture one year after the date of grant.
Share Units and Performance Shares
The fair value of the non-vested time-based share unit awards was calculated using the market value of the Common Shares on the date of issuance. The weighted-average grant-date fair value of time-based share units granted during the years ended December 31, 2023, 2022 and 2021 was $18.48, $18.71, and $35.13, respectively.
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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
A summary of the status of the Company’s non-vested share units and performance shares as of December 31, 2023 and the changes during the year then ended, are presented below:

	Time-based awards		Performance-based awards
	Share units	Weighted- average grant date fair value	Performance shares	Weighted- average grant date fair value
Non-vested as of January 1, 2023	570,803	$22.29	767,592	$24.03
Granted	253,630	$18.48	261,202	$17.08
Vested	(264,566)	$20.88	(6,289)	$29.27
Forfeited or cancelled	(149,151)	$23.65	(603,556)	$22.45
Non-vested as of December 31, 2023	410,716	$20.35	418,949	$21.89
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
As of December 31, 2023 total unrecognized compensation cost related to non-vested time-based share units granted was $2,066. That cost is expected to be recognized over a weighted-average period of 1.15 years.
For the years ended December 31, 2023, 2022 and 2021, the total fair value of awards vested was $5,623, $3,334 and $9,637, respectively.
As of December 31, 2023, there was no unrecognized compensation cost related to non-vested performance shares granted that are probable to vest. As noted above, the Company has issued and outstanding performance-based share units that use different performance targets (total shareholder return, earnings per share and return on invested capital).
The excess tax deficiency (benefit) realized from the vesting of share units and performance shares of the share-based payment arrangements was $230, $543 and $(563) for the years ended December 31, 2023, 2022 and 2021, respectively.
9. Employee Benefit Plans
The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees in the United States and Europe. The Company provides matching contributions to the Company’s 401(k) plan. Company contributions are generally discretionary. For the years ended December 31, 2023, 2022 and 2021, expenses related to these plans amounted to $5,536, $4,883 and $5,082, respectively.
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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Derivative Instruments and Hedging Activities
On December 31, 2023, the Company had open Mexican peso-denominated foreign currency forward contracts. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2023 and 2022. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.
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
Net Investment Hedges
During 2021, the Company entered into two cross-currency swaps, designated as net investment hedges, with notional values of $25,000 each that were scheduled to mature in August 2026 and August 2028. These swaps hedged a portion of the net investment in a certain euro-denominated subsidiary. As a result of favorable market conditions during 2022 the Company unwound the two net investment hedges and recognized a net gain of $3,716, which was recorded on the Company’s consolidated balance sheet in accumulated other comprehensive loss. The cash received from the settlement of these swaps of $3,820 was classified in investing activities in the consolidated statement of cash flows.
The Company elected to assess hedge effectiveness of the net investment hedges under the spot method. Accordingly, periodic changes in the fair value of the derivative instruments attributable to factors other than spot exchange rate variability were excluded from the measurement of hedge ineffectiveness and reported directly in earnings each reporting period. The change in fair value of these derivative instruments was recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive loss in the consolidated balance sheets. The Company had no outstanding net investment hedges as of December 31, 2023 or 2022.
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
The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:
Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges
The Company holds Mexican peso-denominated foreign currency forward contracts which expire ratably on a monthly basis from January 2024 to December 2024. The notional amounts at December 31, 2023 and 2022 related to Mexican peso-denominated foreign currency forward contracts were $26,613 and $0, respectively.
The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held as of December 31, 2023 and the year then ended, and concluded that the hedges were highly effective.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Interest Rate Risk
Interest Rate Risk – Cash Flow Hedge
On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Swap”) with a notional amount of $50,000 to hedge its exposure to interest payment fluctuations on a portion of its Fourth Amended and Restated Credit Agreement borrowings. The Swap matured on March 10, 2023. The Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's Fourth Amended and Restated Credit Agreement. Accordingly, the change in fair value of the Swap was recognized in accumulated other comprehensive loss. The Swap agreement required monthly settlements on the same days that the Fourth Amended and Restated Credit Agreement interest payments were due and had a maturity date of March 10, 2023, which was prior to the Fourth Amended and Restated Credit Agreement maturity date of June 4, 2024. Under the Swap terms, the Company paid a fixed interest rate and received a floating interest rate based on the one-month LIBOR, with a floor. The critical terms of the Swap were aligned with the terms of the Fourth Amended and Restated Credit Agreement, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Swap were recognized as a component of interest expense, net on the consolidated statements of operations. The swap settlements (reduced) increased interest expense, net by $(290), $(156) and $651 for the years ended December 31, 2023, 2022 and 2021, respectively.
The notional amounts and fair values of derivative instruments in the consolidated balance sheets were as follows:

	Notional amounts (A)		Prepaid expenses and other current assets
As of December 31,	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$26,613	$—	$1,858	$—
Interest rate swap	$—	$50,000	$—	$294
_____________________________
(A)Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.
Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net (loss) income for the years ended December 31 were as follows:

	Gain (loss) recorded in other comprehensive income (loss)			Gain (loss) reclassified from other comprehensive income (loss) income into net (loss) income (A)
	2023	2022	2021	2023	2022	2021
Derivatives designated as cash flow hedges:
Forward currency contracts	$2,304	$1,346	$923	$446	$2,076	$448
Interest rate swap	$(4)	$953	$164	$290	$156	$(651)
Derivatives designated as net investment hedges:
Cross-currency swaps	$—	$2,446	$1,270	$—	$—	$—
_____________________________
(A)Gains reclassified from comprehensive income (loss) into net (loss) income recognized in COGS in the Company’s consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 were $337, $1,572 and $341, respectively. Gains reclassified from other comprehensive income (loss) into net (loss) income recognized in SG&A in the Company’s consolidated statements of operations were $109, $504 and $107 for the years ended December 31, 2023, 2022 and 2021, respectively. Gains (losses) reclassified from other comprehensive income (loss) into net (loss) income recognized in interest expense, net in the Company’s consolidated statements of operations were $290, $156 and $(651) for the years ended December 31, 2023, 2022 and 2021, respectively.
Cash flows from derivatives used to manage foreign exchange and interest rate risks are classified as operating activities within the consolidated statements of cash flows.
The Company has measured the ineffectiveness of the forward currency contracts and any amounts recognized in the consolidated financial statements were immaterial for the years ended December 31, 2023, 2022 and 2021.

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

December 31,		2023			2022
		Fair values estimated using
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs	Fair value
Financial assets carried at fair value:
Forward currency contracts	$1,858	$—	$1,858	$—	$—
Interest rate swap	—	—	—	—	294
Total financial assets carried at fair value	$1,858	$—	$1,858	$—	$294
The following table sets forth a summary of the change in fair value of the Company’s Level 3 financial liabilities related to earn-out consideration that are measured at fair value on a recurring basis.

2022
Balance at January 1	$7,351
Change in fair value	—
Foreign currency adjustments	921
Earn-out consideration cash payment	$(8,272)
Balance at December 31	$—
The Company was required to pay the Stoneridge Brazil earn-out consideration based on Stoneridge Brazil’s financial performance in 2021. The fair value of the Stoneridge Brazil earn-out consideration was based on 2021 earnings before interest, taxes, depreciation and amortization. The Stoneridge Brazil earn-out consideration obligation was recorded within accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2021. The earn-out consideration obligation of $8,272 was paid in April 2022 and recorded in the consolidated statement of cash flows within operating and financing activities in the amounts of $1,996 and $6,276, respectively, for the year ended December 31, 2022.
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the year ended December 31, 2023.
No non-recurring fair value adjustments were required for nonfinancial assets for the years ended December 31, 2023 and 2022.

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
11. Commitments and Contingencies
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
As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the years ended December 31, 2023, 2022 and 2021, the Company recognized expense of $125, $0 and $407, respectively, related to ground water remediation. At December 31, 2023 and 2022, the Company had accruals of $143 and $246 respectively, related to future remediation costs. At December 31, 2023 and 2022, $136 and $132, respectively, were recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets while the remaining amounts as of December 31, 2023 and 2022 were recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.
The Company’s Stoneridge Brazil subsidiary has civil, labor and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company which is supported by legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$41,681 ($8,609) and R$47,820 ($9,165) at December 31, 2023 and 2022, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations and cash flows.
On August 12, 2020, the Brazilian Administrative Counsel for Economic Defense (“CADE”) issued a ruling against Stoneridge Brazil for abuse of dominance and market foreclosure through its prior use of exclusivity provisions in agreements with its distributors. The CADE tribunal imposed a R$7,995 ($1,651) fine which is included in the reasonably possible contingencies noted above. The Company continues to challenge this ruling in Brazilian federal courts to reverse this decision by the CADE tribunal.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
12. Restructuring and Business Realignment
On May 19, 2020, the Company committed to the strategic exit of its Control Devices particulate matter sensor product line ("PM Sensor Exit"). The decision to exit the PM sensor product line was made after consideration of the decline in the market outlook for diesel passenger vehicles, the current and expected profitability of the product line and the Company’s strategic focus on aligning resources with the greatest opportunities. In conjunction with the strategic exit of the PM sensor product line, the Company entered into an asset purchase agreement related to the sale of the PM sensor product line during the first quarter of 2021. Refer to Note 2 of the consolidated financial statements for additional details regarding this sale.
As a result of the PM Sensor Exit, the Company recognized expense of $2,360 for the year ended December 31, 2021, for non-cash fixed asset charges, including impairment and accelerated depreciation of PM sensor related fixed assets, employee severance and termination costs and other related costs including supplier settlements. For the year ended December 31, 2021 restructuring related costs of $1,510, $642 and $208 were recognized in COGS, SG&A and D&D, respectively.
The expenses for the PM Sensor Exit that relate to the Control Devices reportable segment include the following:

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
As a result of the Canton Restructuring actions, the Company recognized expense of $13 for the year ended December 31, 2021, for employee severance and termination costs and other restructuring related costs. For the year ended December 31, 2021 severance and other restructuring related costs of $13 were recognized in D&D in the consolidated statement of operations. Refer to Note 2 to the consolidated financial statements for additional details regarding the sale of the Canton Facility.
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
In the fourth quarter of 2018, the Company undertook restructuring actions for the Electronics segment affecting the European Aftermarket business and China operations. In the second quarter of 2020, the Company finalized plans to move its European Aftermarket sales activities in Dundee, Scotland to a new location which resulted in incurring contract termination costs as well as employee severance and termination costs. In addition, the Company announced a restructuring program to transfer the European production of its controls product line to China. As a result of these actions, the Company recognized expense of $290 for the year ended December 31, 2021 for employee severance and termination costs and other related costs. Electronics segment restructuring costs recognized in COGS, SG&A and D&D in the consolidated statement of operations for the year ended December 31, 2021 were $37, $210 and $43, respectively.
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
Business realignment charges by reportable segment were as follows:

Year ended December 31,	2023	2022	2021
Control Devices (A)	$511	$—	$192
Electronics (B)	2,862	—	3
Stoneridge Brazil (C)	—	98	59
Unallocated Corporate (D)	1,137	190	1,138
Total business realignment charges	$4,510	$288	$1,392
_____________________________
(A)Severance costs for the year ended December 31, 2023 related to COGS and SG&A were $369 and $142, respectively. Severance costs for the year ended December 31, 2021 related to SG&A were $192.
(B)Severance costs for the year ended December 31, 2023 related to COGS, SG&A and D&D were $423, $2,057 and $382, respectively. Severance costs (benefit) for the year ended December 31, 2021 related to COGS, SG&A and D&D were $1, $(7) and $9 respectively.
(C)Severance costs for the year ended December 31, 2022 related to SG&A were $98. Severance costs for the year ended December 31, 2021 related to COGS and SG&A were $7 and $52, respectively.
(D)Employee separation related costs for the year ended December 31, 2023 related to SG&A and D&D were $1,122 and $15, respectively. Severance costs for the years ended December 31, 2022 and 2021 related to SG&A were $190 and $1,138, respectively.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Business realignment charges classified by statement of operations line item were as follows:

Year ended December 31,	2023	2022	2021
Cost of goods sold	$792	$—	$8
Selling, general and administrative	3,321	288	1,375
Design and development	397	—	9
Total business realignment charges	$4,510	$288	$1,392
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
The accounting policies of the Company’s reportable segments are the same as those described in Note 2. The Company’s management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and operating income. Inter-segment sales are eliminated upon consolidation.
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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
A summary of financial information by reportable segment is as follows:

December 31,	2023	2022	2021
Net Sales:
Control Devices	$342,065	$342,596	$355,775
Inter-segment sales	3,195	2,719	3,502
Control Devices net sales	345,260	345,315	359,276
Electronics	576,539	505,097	357,910
Inter-segment sales	31,621	28,709	26,192
Electronics net sales	608,160	533,806	384,103
Stoneridge Brazil	57,214	52,230	56,777
Inter-segment sales	13	32	—
Stoneridge Brazil net sales	57,227	52,262	56,777
Eliminations	(34,829)	(31,460)	(29,694)
Total net sales	$975,818	$899,923	$770,462
Operating Income (Loss):
Control Devices	$13,582	$23,917	$54,933
Electronics	27,309	5,128	(12,502)
Stoneridge Brazil	4,454	3,150	995
Unallocated Corporate (A)	(32,509)	(29,260)	(28,015)
Total operating income	$12,836	$2,935	$15,411
Depreciation and Amortization:
Control Devices	$12,414	$13,521	$15,351
Electronics	14,035	13,913	12,487
Stoneridge Brazil	4,801	3,939	3,856
Unallocated Corporate	2,388	2,318	2,134
Total depreciation and amortization (B)	$33,638	$33,691	$33,828
Interest Expense (Income), net:
Control Devices	$149	$93	$132
Electronics	1,771	1,009	462
Stoneridge Brazil	(1,693)	(1,282)	(1,353)
Unallocated Corporate	12,773	7,277	5,948
Total interest expense, net	$13,000	$7,097	$5,189
Capital Expenditures:
Control Devices	$9,230	$12,620	$9,154
Electronics	18,313	10,479	9,735
Stoneridge Brazil	3,054	3,480	2,918
Unallocated Corporate(C)	1,229	653	1,142
Total capital expenditures	$31,826	$27,232	$22,949

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

December 31,	2023	2022
Total Assets:
Control Devices	$159,612	$174,535
Electronics	404,994	369,232
Stoneridge Brazil	66,318	60,861
Corporate (C)	419,469	419,469
Eliminations	(370,493)	(371,992)
Total assets	$679,900	$652,105
The following table presents net sales and long-term assets for the geographic areas in which the Company operates:

December 31,	2023	2022	2021
Net Sales:
North America	$495,541	$444,928	$386,944
South America	57,214	52,230	56,777
Europe and Other	423,063	402,765	326,741
Total net sales	$975,818	$899,923	$770,462

December 31,	2023	2022
Long-term Assets:
North America	$92,419	$92,149
South America	32,679	31,796
Europe and Other	125,412	118,609
Total long-term assets	$250,510	$242,554
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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
The following schedule provides the activity for accounts receivable reserves and valuation allowance for deferred tax assets for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Write-offs	Balance at end of period
Accounts receivable reserves:
Year ended December 31, 2023	$962	$412	$(316)	$1,058
Year ended December 31, 2022	$1,443	$1,255	$(1,736)	$962
Year ended December 31, 2021	$817	$1,030	$(404)	$1,443

	Balance at beginning of period	Net additions charged to income (expense)	Exchange rate fluctuations and other items	Balance at end of period
Valuation allowance for deferred tax assets:
Year ended December 31, 2023	$18,496	$1,865	$721	$21,082
Year ended December 31, 2022	$14,516	$4,975	$(995)	$18,496
Year ended December 31, 2021	$10,237	$4,768	$(489)	$14,516
Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.
There have been no disagreements between the management of the Company and its Independent Registered Public Accounting Firm on any matter of accounting principles or practices of financial statement disclosures, or auditing scope or procedure.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 Framework"). Under the supervision and with the participation of our management, including the PEO and PFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2023. Based on our evaluation under the 2013 Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ernst & Young LLP, an independent registered public accounting firm, as auditor of the Company’s financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023. Ernst & Young’s report is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal controls over financial reporting during the quarter ended December 31, 2023 that has materially or is reasonably likely to materially affect internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stoneridge, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Stoneridge, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stoneridge, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated March 1, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Detroit, Michigan
March 1, 2024
Item 9B. Other Information.
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 regarding our directors is incorporated by reference to the information under the sections and subsections entitled, “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 14, 2024. The information required by this Item 10 regarding our executive officers appears as a Supplementary Item following Item 1 under Part I, hereof.
We have adopted a code of ethics that applies to our senior financial officers, including our principal executive officer, principal financial officer, and principal accounting officer. This code of ethics and our corporate governance policies are posted on our website at https://investors.stoneridge.com/investors/corporate-governance/governance-documents/. We will satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any material amendment to our code of ethics, and any waiver from a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, by posting such information on our website at the internet website address set forth above.
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 14, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 14, 2024.
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
Equity compensation plan information as of December 31, 2023 is as follows:

Number of securities remaining available for future issuance under equity compensation plans (A)
Equity compensation plans approved by shareholders	1,256,286
Equity compensation plans not approved by shareholders	—
_____________________________
(A)Excludes 753,436 share units issued to key employees pursuant to the Company’s 2016 Long-Term Incentive Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the information under the subsections “Transactions with Related Persons”, “Review and Approval of Transactions with Related Persons” and “Director Independence” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 14, 2024.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated by reference to the information under the subsections “Service Fees Paid to Independent Registered Accounting Firm” and “Pre-Approval Policies and Procedures” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 14, 2024.
PART IV

Item 15. Exhibits, Financial Statement Schedule.
(a)The following documents are filed as part of this Form 10-K.

Exhibit Number	Exhibit
3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).

3.2	Amended and Restated Code of Regulations of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

4.1	Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.2
Description of Stoneridge, Inc. Common Shares registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).

10.1	Stoneridge, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 2, 2017)*.

10.2	First Amendment to the Stoneridge, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on October 26, 2018)*.

10.3	Stoneridge, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.

10.4	Stoneridge, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 12, 2016)*.

10.5	First Amendment to the Stoneridge, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 20, 2020)*.

10.6	Stoneridge, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 12, 2021)*.

10.7	Stoneridge, Inc. 2018 Amended and Restated Directors' Restricted Shares Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 16, 2018)*.

10.8
Amendment No. 1 to the Stoneridge, Inc. 2018 Amended and Restated Directors’ Restricted Shares Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2022)*.

10.9
Amended and Restated Officers’ and Key Employees’ Severance Plan of Stoneridge, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)*.

10.10	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)*.

10.11	Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2019).

10.12	Waiver and Amendment No. 1 to the Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2020).

10.13	Amendment No. 2 to the Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

Exhibit Number	Exhibit

10.14	Amendment No. 3 to the Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.15	Amendment No. 4 to the Fourth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022).

10.16	Fifth Amended and Restated Credit Agreement, dated November 2, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 2, 2023).

10.17
Consulting Services Agreement, dated January 30, 2023, by and between Stoneridge, Inc. and Jonathan DeGaynor (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2023)*.

10.18
Form of Stoneridge, Inc. Directors’ Restricted Shares Plan 2023 Grant Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)*.

10.19
Form of Stoneridge, Inc. Long-Term Incentive Plan 2023 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)*.

10.20
Form of Stoneridge, Inc. Long-Term Incentive Plan 2023 Restricted Share Units Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)*.

10.21	Employment Agreement, dated April 13, 2023, between the Company and James Zizelman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 18, 2023)*.

10.22	Indemnification Agreement, dated April 13, 2023, between the Company and James Zizelman (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 18, 2023).

10.23	Form of 2023 Phantom Share Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 22, 2023)*.

21.1	Principal Subsidiaries and Affiliates of the Company, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

97.1	Stoneridge, Inc. Compensation Recovery Policy, filed herewith.

Exhibit Number	Exhibit
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document
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

STONERIDGE, INC.

Date: March 1, 2024	/s/ MATTHEW R. HORVATH
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2024	/s/ JAMES ZIZELMAN
James Zizelman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 1, 2024	/s/ MATTHEW R. HORVATH
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: March 1, 2024	/s/ ROBERT J. HARTMAN JR.
Robert J. Hartman Jr.
Chief Accounting Officer
(Principal Accounting Officer)

Date: March 1, 2024	/s/ WILLIAM M. LASKY
William M. Lasky
Chairman of the Board of Directors

Date: March 1, 2024	/s/ IRA C. KAPLAN
Ira C. Kaplan
Director

Date: March 1, 2024	/s/ KIM KORTH
Kim Korth
Director

Date: March 1, 2024	/s/ GEORGE S. MAYES, JR.
George S. Mayes, Jr.
Director

Date: March 1, 2024	/s/ CARSTEN J. REINHARDT
Carsten J. Reinhardt
Director

Date: March 1, 2024	/s/ SHEILA RUTT
Sheila Rutt
Director

Date: March 1, 2024	/s/ PAUL J. SCHLATHER
Paul J. Schlather
Director

Date: March 1, 2024	/s/ FRANK S. SKLARSKY
Frank S. Sklarsky
Director