Form 10-Q
period 2024-03-31
STONERIDGE INC
filed 2024-05-01
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2024
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period     for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No
The number of Common Shares, without par value, outstanding as of April 26, 2024 was 27,671,231.

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
•risks related to a failure of our information technology systems and networks, and risks associated with current and emerging technology threats and damage from computer viruses, unauthorized access, cyber-attack and other similar disruptions; and
•the items described in Part I, Item IA (“Risk Factors”) in the Company’s 2023 Form 10-K.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
STONERIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,440	$40,841
Accounts receivable, less reserves of $932 and $1,058, respectively	170,296	166,545
Inventories, net	179,891	187,758
Prepaid expenses and other current assets	32,716	34,246
Total current assets	431,343	429,390
Long-term assets:
Property, plant and equipment, net	106,170	110,126
Intangible assets, net	45,270	47,314
Goodwill	34,488	35,295
Operating lease right-of-use asset	9,552	10,795
Investments and other long-term assets, net	48,589	46,980
Total long-term assets	244,069	250,510
Total assets	$675,412	$679,900

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$2,077	$2,113
Accounts payable	109,222	111,925
Accrued expenses and other current liabilities	68,947	64,203
Total current liabilities	180,246	178,241
Long-term liabilities:
Revolving credit facility	194,420	189,346
Deferred income taxes	6,849	7,224
Operating lease long-term liability	6,594	7,684
Other long-term liabilities	10,047	9,688
Total long-term liabilities	217,910	213,942
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	—	—
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,667 and 27,549 shares outstanding at March 31, 2024 and December 31, 2023, respectively, with no stated value	—	—
Additional paid-in capital	223,856	227,340
Common Shares held in treasury, 1,299 and 1,417 shares at March 31, 2024 and December 31, 2023, respectively, at cost	(39,386)	(43,344)
Retained earnings	190,383	196,509
Accumulated other comprehensive loss	(97,597)	(92,788)
Total shareholders' equity	277,256	287,717
Total liabilities and shareholders' equity	$675,412	$679,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2024	2023

Net sales	$239,157	$241,325
Costs and expenses:
Cost of goods sold	190,800	198,523
Selling, general and administrative	30,423	29,863
Design and development	17,603	16,968
Operating income (loss)	331	(4,029)
Interest expense, net	3,634	2,746
Equity in loss of investee	277	171
Other expense, net	2,036	1,148
Loss before income taxes	(5,616)	(8,094)
Provision (benefit) for income taxes	510	(708)
Net loss	$(6,126)	$(7,386)

Loss per share:
Basic	$(0.22)	$(0.27)
Diluted	$(0.22)	$(0.27)

Weighted-average shares outstanding:
Basic	27,529	27,349
Diluted	27,529	27,349
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
(in thousands)	2024	2023

Net loss	$(6,126)	$(7,386)

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(4,879)	4,072
Unrealized gain (loss) on derivatives (1)	70	(232)
Other comprehensive (loss) income, net of tax	(4,809)	3,840

Comprehensive loss	$(10,935)	$(3,546)

(1)	Net of tax expense (benefit) of $19 and $(62) for the three months ended March 31, 2024 and 2023, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31, (in thousands)	2024	2023

OPERATING ACTIVITIES:
Net loss	$(6,126)	$(7,386)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	6,601	6,573
Amortization, including accretion and write-off of deferred financing costs	2,164	1,946
Deferred income taxes	(2,279)	(2,536)
Loss of equity method investee	277	171
Loss (gain) on sale of fixed assets	266	(886)
Share-based compensation expense	1,092	69
Excess tax deficiency related to share-based compensation expense	230	34
Changes in operating assets and liabilities:
Accounts receivable, net	(6,676)	(16,833)
Inventories, net	3,699	(15,228)
Prepaid expenses and other assets	1,377	1,943
Accounts payable	(709)	21,264
Accrued expenses and other liabilities	9,193	1,687
Net cash provided by (used for) operating activities	9,109	(9,182)

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(5,795)	(10,110)
Proceeds from sale of fixed assets	81	1,355
Net cash used for investing activities	(5,714)	(8,755)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	30,500	8,000
Revolving credit facility payments	(24,500)	(8,568)
Proceeds from issuance of debt	7,798	8,148
Repayments of debt	(7,790)	(8,475)
Repurchase of Common Shares to satisfy employee tax withholding	(620)	(1,224)
Net cash provided by (used for) financing activities	5,388	(2,119)

Effect of exchange rate changes on cash and cash equivalents	(1,184)	423
Net change in cash and cash equivalents	7,599	(19,633)
Cash and cash equivalents at beginning of period	40,841	54,798

Cash and cash equivalents at end of period	$48,440	$35,165

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$4,194	$2,494
Cash paid for income taxes, net	$2,653	$2,611
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands)	Number of Common Shares outstanding	Number of treasury shares	Additional paid-in capital	Common Shares held in treasury	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity

BALANCE	27,341	1,625	$232,758	$(50,366)	$201,692	$(103,142)	$280,942
Net loss	—	—	—	—	(7,386)	—	(7,386)
Unrealized loss on derivatives, net	—	—	—	—	—	(232)	(232)
Currency translation adjustments	—	—	—	—	—	4,072	4,072
Issuance of Common Shares	234	(234)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(62)	62	—	5,649	—	—	5,649
Share-based compensation, net	—	—	(6,802)	—	—	—	(6,802)
BALANCE MARCH 31, 2023	27,513	1,453	$225,956	$(44,717)	$194,306	$(99,302)	$276,243

BALANCE DECEMBER 31, 2023	27,549	1,417	$227,340	$(43,344)	$196,509	$(92,788)	$287,717
Net loss	—	—	—	—	(6,126)	—	(6,126)
Unrealized gain on derivatives, net	—	—	—	—	—	70	70
Currency translation adjustments	—	—	—	—	—	(4,879)	(4,879)
Issuance of Common Shares	154	(154)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(36)	36	—	3,958	—	—	3,958
Share-based compensation, net	—	—	(3,484)	—	—	—	(3,484)
BALANCE MARCH 31, 2024	27,667	1,299	$223,856	$(39,386)	$190,383	$(97,597)	$277,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(1) Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2023 Form 10-K.
Reclassifications
Certain prior period amounts have been reclassified to conform to their 2024 presentation in the condensed consolidated financial statements.
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
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three months ended March 31, 2024 and 2023:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Three months ended March 31,	2024	2023	2024	2023	2024	2023	2024	2023
Net Sales:
North America	$65,822	$75,681	$52,294	$48,045	$—	$—	$118,116	$123,726
South America	—	—	—	—	12,216	14,256	12,216	14,256
Europe	—	—	96,374	87,246	—	—	96,374	87,246
Asia Pacific	11,336	10,261	1,115	5,836	—	—	12,451	16,097
Total net sales	$77,158	$85,942	$149,783	$141,127	$12,216	$14,256	$239,157	$241,325
_______________________
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
Our aftermarket products are focused on meeting the demand for safety, compliance and entertainment applications. Including products, accessories and replacement parts and are sold primarily to aftermarket distributors in our South American and European markets, as well as direct to aftermarket customers in North America. Aftermarket products have one type of performance obligation which is the delivery of aftermarket parts and spare parts. For aftermarket customers, the Company typically has standard terms and conditions for all customers. In addition, aftermarket products have alternative use as they can be sold to multiple customers. Revenue for aftermarket part production contracts is recognized at a point in time when the control of the parts transfers to the customer which is based on the shipping terms. Aftermarket contracts may include variable consideration related to discounts and rebates which is included in the transaction price upon recognizing the product revenue.
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
Contract Balances
The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of March 31, 2024 and December 31, 2023.
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

	March 31, 2024	December 31, 2023
Raw materials	$135,150	$142,744
Work-in-progress	9,843	11,907
Finished goods	34,898	33,107
Total inventories, net	$179,891	$187,758

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Inventory valued using the FIFO method was $168,094 and $176,033 at March 31, 2024 and December 31, 2023, respectively. Inventory valued using the average cost method was $11,797 and $11,725 at March 31, 2024 and December 31, 2023, respectively.
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
Derivative Instruments and Hedging Activities
On March 31, 2024, the Company had open Mexican peso-denominated foreign currency forward contracts. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2024 and 2023. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.
Foreign Currency Exchange Rate Risk
Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction with the resulting adjustments included on the condensed consolidated statements of operations within other expense, net. These foreign currency transaction losses, including the impact of hedging activities, were $1,944 and $1,102 for the three months ended March 31, 2024 and 2023, respectively.
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
Cash Flow Hedges
The Company entered into foreign currency forward contracts to hedge the Mexican peso currency in 2024 and 2023. These forward contracts were executed to hedge forecasted transactions and have been accounted for as cash flow hedges. As such, gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive loss, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated other comprehensive loss fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. The cash flow hedges were highly effective. The effectiveness of the transactions was measured using regression analysis and forecasted future purchases of the currency.
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
The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:
Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges
The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at March 31, 2024 of $16,878 which expire ratably on a monthly basis from April 2024 to December 2024. The notional amounts at December 31, 2023 related to Mexican peso-denominated foreign currency forward contracts was $26,613.
The Company evaluated the effectiveness of the Mexican peso and U.S. dollar-denominated forward contracts held as of March 31, 2024 and concluded that the hedges were highly effective.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Interest Rate Risk
Interest Rate Risk – Cash Flow Hedge
On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Swap”) with a notional amount of $50,000 to hedge its exposure to interest payment fluctuations on a portion of its Credit Facility borrowings. The Swap matured on March 10, 2023. The Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's Fourth Amended and Restated Credit Agreement, as amended, (the “Fourth Amended and Restated Credit Agreement”). Accordingly, the change in fair value of the Swap was recognized in accumulated other comprehensive loss. The Swap agreement required monthly settlements on the same days that the Fourth Amended and Restated Credit Agreement interest payments were due and had a maturity date of March 10, 2023, which was prior to the Fourth Amended and Restated Credit Agreement maturity date of June 5, 2024. Under the Swap terms, the Company paid a fixed interest rate and received a floating interest rate based on the one-month LIBOR, with a floor. The critical terms of the Swap were aligned with the terms of the Fourth Amended and Restated Credit Agreement, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Swap were recognized as a component of interest expense, net on the consolidated statements of operations. The Swap settlements reduced interest expense, net by $290 for the three months ended March 31, 2023.
The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Notional amounts (A)		Prepaid expenses and other current assets
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$16,878	$26,613	$1,947	$1,858
_____________________________
(A)Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.
Gross amounts recorded for the cash flow hedges in other comprehensive loss and in net loss for the three months ended March 31 were as follows:

	Gain recorded in other comprehensive loss		Gain reclassified from other comprehensive loss into net loss (A)
	2024	2023	2024	2023
Derivatives designated as cash flow hedges:
Forward currency contracts	$654	$—	$743	$—
Interest rate swap	$—	$(4)	$—	$290
_____________________________

(A)
Gains reclassified from other comprehensive loss into net loss recognized in selling, general and administrative expenses (“SG&A”) in the Company’s condensed consolidated statements of operations were $117 and $0 for the three months ended March 31, 2024 and 2023, respectively. Gains reclassified from other comprehensive loss into net loss recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $537 and $0 for the three months ended March 31, 2024 and 2023, respectively. Gains reclassified from other comprehensive loss into net loss recognized in interest expense, net in the Company’s condensed consolidated statements of operations were $0 and $290 for the three months ended March 31, 2024 and 2023, respectively.

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

		March 31, 2024			December 31, 2023
		Fair values estimated using
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs	Fair value
Financial assets carried at fair value:
Forward currency contracts	$1,947	$—	$1,947	$—	$1,858
Total financial assets carried at fair value	$1,947	$—	$1,947	$—	$1,858
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three months ended March 31, 2024.
(6) Share-Based Compensation
Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expense, was $1,092 and $69 for the three months ended March 31, 2024 and 2023, respectively. The three months ended March 31, 2023 included income from the forfeiture of certain grants associated with employee resignations.
(7) Debt
Debt consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023	Interest rates at March 31, 2024	Maturity
Revolving Credit Facility
Revolving Credit Facility	$194,420	$189,346	8.01%	November 2026

Debt
Sweden short-term credit line	—	—
Suzhou short-term credit line	2,077	2,113	3.25%	August 2024
Total debt	2,077	2,113
Less: current portion	(2,077)	(2,113)
Total long-term debt, net	$—	$—

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Revolving Credit Facility
On June 5, 2019, the Company entered into the Fourth Amended and Restated Credit Agreement. The Fourth Amended and Restated Credit Agreement provided for a $300,000 senior secured revolving credit facility. As a result of entering into the Fourth Amended and Restated Credit Agreement and related amendments, the Company capitalized $332 of deferred financing costs during the year ended December 31, 2023.
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
Borrowings outstanding on the Credit Facility were $194,420 and $189,346 at March 31, 2024 and December 31, 2023, respectively.
The Company was in compliance with all Credit Facility covenants at March 31, 2024 and December 31, 2023.
The Company also has outstanding letters of credit of $1,586 at both March 31, 2024 and December 31, 2023.
Debt
The Company’s wholly owned subsidiary located in Stockholm, Sweden (the "Stockholm subsidiary"), has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $1,878 and $1,987, at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, there were no borrowings outstanding on this overdraft credit line. During the three months ended March 31, 2024, the subsidiary borrowed and repaid 80,988 Swedish krona, or $7,604. The Stockholm subsidiary has pledged certain of its assets as collateral in order to obtain a guarantee of certain of the Stockholm subsidiary’s obligations to third parties.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The Company’s wholly owned subsidiary located in Suzhou, China (the “Suzhou subsidiary”), has lines of credit (the “Suzhou credit line”) that allow up to a maximum borrowing level of 20,000 Chinese yuan, or $2,770 and $2,818 at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023 there was $2,077 and $2,113, respectively, in borrowings outstanding on the Suzhou credit line with a weighted-average interest rate of 3.25%. The Suzhou credit line was included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60,000 Chinese yuan, or $8,310 and $8,453 at March 31, 2024 and December 31, 2023, respectively. There was $2,149 and $2,387 utilized on the Suzhou bank acceptance draft line of credit at March 31, 2024 and December 31, 2023, respectively. The Suzhou bank acceptance draft line of credit is included on the condensed consolidated balance sheet within accounts payable.
(8) Loss Per Share
Basic loss per share was computed by dividing net loss by the weighted-average number of Common Shares outstanding for each respective period. Diluted loss per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 298,592 and 292,860 for the three months ended March 31, 2024 and 2023, respectively, were excluded from diluted loss per share because the effect would be anti-dilutive.
Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended March 31,
	2024	2023
Basic weighted-average Common Shares outstanding	27,528,831	27,349,357
Effect of dilutive shares	—	—
Diluted weighted-average Common Shares outstanding	27,528,831	27,349,357
There were 660,124 and 521,304 performance-based right to receive Common Shares outstanding at March 31, 2024 and 2023, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the performance period.
(9) Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income for the three months ended March 31, 2024 and 2023 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at January 1, 2024	$(94,256)	$1,468	$(92,788)
Other comprehensive (loss) income before reclassifications	(4,879)	587	(4,292)
Amounts reclassified from accumulated other comprehensive loss	—	(517)	(517)
Net other comprehensive (loss) income, net of tax	(4,879)	70	(4,809)
Balance at March 31, 2024	$(99,135)	$1,538	$(97,597)

Balance at January 1, 2023	$(103,374)	$232	$(103,142)
Other comprehensive income (loss) before reclassifications	4,072	(3)	4,069
Amounts reclassified from accumulated other comprehensive loss	—	(229)	(229)
Net other comprehensive income (loss), net of tax	4,072	(232)	3,840
Balance at March 31, 2023	$(99,302)	$—	$(99,302)

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
As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three months ended March 31, 2024 and 2023, the Company did not recognize any expense related to groundwater remediation. At March 31, 2024 and December 31, 2023, the Company accrued $142 and $143, respectively, related to expected future remediation costs. At March 31, 2024 and December 31, 2023, $142 and $136, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amount as of December 31, 2023 was recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.
The Company’s Stoneridge Brazil subsidiary has civil, labor and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$40,755 ($8,158) and R$41,681 ($8,609) at March 31, 2024 and December 31, 2023, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations and cash flows.
On August 12, 2020, the Brazilian Administrative Counsel for Economic Defense (“CADE”) issued a ruling against Stoneridge Brazil for abuse of dominance and market foreclosure through its prior use of exclusivity provisions in agreements with its distributors. The CADE tribunal imposed a R$7,995 ($1,600) fine which is included in the reasonably possible contingencies noted above. The Company continues to challenge this ruling in Brazilian federal court to reverse this decision by the CADE tribunal.
Long Term Supply Commitment
In 2022, the Company entered into a long term supply agreement, as amended, with a supplier for the purchase of certain electronic semiconductor components through December 31, 2027. Pursuant to the agreement, the Company paid capacity deposits of $1,000 in December 2022 and June 2023, respectively. The capacity deposits are recognized in prepaid and other current assets on our condensed consolidated balance sheet. This long term supply agreement requires the Company to purchase minimum annual volumes while requiring the supplier to sell these components at a fixed price. The Company purchased $196 and $665 of these components during the three months ended March 31, 2024 and 2023, respectively. The Company is required to purchase $3,914, $10,764, $10,764 and $3,914 of these components in each of the years 2024 through 2027, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Product Warranty and Recall
Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims, forecasts of the resolution of existing claims, expected future claims on products sold and commercial discussions with our customers. The key factors in our estimate are the warranty period and the customer source. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall reserve included $7,414 and $7,228 of a long-term liability at March 31, 2024 and December 31, 2023, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.
During the second quarter of 2023, the Company received a demand for arbitration from one of our customers seeking recovery for warranty claims related to past sales of PM sensor products, a product line we exited in 2019. In March 2024, pursuant to the arbitration process, the customer submitted a formal statement of claim notification for 29,340 euro ($31,557) as of March 31, 2024. Based on our review of the technical merits and specific claims as well as prior discussions with the customer, we believe these claims lack merit and are significantly overstated. While no assurances can be made as to the ultimate outcome of this matter, or any other future claims, we do not currently believe a material loss is probable.
The following provides a reconciliation of changes in product warranty and recall reserve liability:

Three months ended March 31,	2024	2023
Product warranty and recall reserve at beginning of period	$21,610	$13,477
Accruals for warranties established during period	5,398	4,329
Aggregate changes in pre-existing liabilities due to claim developments	283	141
Settlements made during the period	(3,217)	(2,025)
Foreign currency translation	(692)	66
Product warranty and recall reserve at end of period	$23,382	$15,988
(11) Business Realignment and Restructuring
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
Business realignment charges incurred by reportable segment were as follows:

	Three months ended March 31,
	2024	2023
Electronics (A)	—	309
Unallocated Corporate (B)	—	953
Total business realignment charges	$—	$1,262
_____________________________________

(A)	Severance costs for the three months ended March 31, 2023 related to COGS and SG&A were $175 and $134, respectively.

(B)	Employee separation related costs for the three months ended March 31, 2023 related to SG&A were $953.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Business realignment charges incurred, classified by statement of operations line item were as follows:

	Three months ended March 31,
	2024	2023
Cost of goods sold	$—	$175
Selling, general and administrative	—	1,087
Total business realignment charges	$—	$1,262
(12) Income Taxes
For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income. Tax jurisdictions with a projected or year to date loss for which a benefit cannot be realized are excluded.
For the three months ended March 31, 2024, income tax expense of $510 was attributable to the mix of earnings among tax jurisdictions as well as U.S. taxes on foreign earnings, offset by tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives. The effective tax rate of (9.1)% varies from the statutory rate primarily due to U.S. taxes on foreign earnings offset by the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives.
For the three months ended March 31, 2023, income tax benefit of $(708) was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of 8.7% varies from the statutory rate primarily due to U.S. taxes on foreign earnings and non-deductible expenses offset by the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives.
The OECD (Organisation for Economic Co-operation and Development) implemented a 15% global corporate minimum tax (Pillar Two) to ensure that large multinational enterprises pay a minimum level of tax in the countries they operate. During 2023, many countries took steps to incorporate Pillar Two into their domestic laws. In 2024, we do not expect a material change to our income tax provision in connection with Pillar Two. As additional jurisdictions implement this legislation, our effective tax rate and cash tax payments could increase in future years.
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
The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company’s 2023 Form 10-K. The Company’s management evaluates the performance of its reportable segments based primarily on revenues from external customers, capital expenditures and operating income. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
A summary of financial information by reportable segment is as follows:

	Three months ended March 31,
	2024	2023
Net Sales:
Control Devices	$77,158	$85,942
Inter-segment sales	831	734
Control Devices net sales	77,989	86,676
Electronics	149,783	141,127
Inter-segment sales	6,341	8,516
Electronics net sales	156,124	149,643
Stoneridge Brazil	12,216	14,256
Inter-segment sales	—	—
Stoneridge Brazil net sales	12,216	14,256
Eliminations	(7,172)	(9,250)
Total net sales	$239,157	$241,325
Operating Income (Loss):
Control Devices	$2,164	$2,087
Electronics	7,089	1,400
Stoneridge Brazil	204	1,343
Unallocated Corporate (A)	(9,126)	(8,859)
Total operating income (loss)	$331	$(4,029)
Depreciation and Amortization:
Control Devices	$2,863	$3,174
Electronics	3,861	3,464
Stoneridge Brazil	1,276	1,085
Unallocated Corporate	584	602
Total depreciation and amortization (B)	$8,584	$8,325
Interest Expense (Income), net:
Control Devices	$—	$18
Electronics	603	485
Stoneridge Brazil	(370)	(270)
Unallocated Corporate	3,401	2,513
Total interest expense, net	$3,634	$2,746
Capital Expenditures:
Control Devices	$1,517	$1,956
Electronics	1,377	6,207
Stoneridge Brazil	940	636
Unallocated Corporate(C)	434	112
Total capital expenditures	$4,268	$8,911

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

	March 31, 2024	December 31, 2023
Total Assets:
Control Devices	$156,424	$159,612
Electronics	407,326	404,994
Stoneridge Brazil	59,782	66,318
Corporate (C)	422,257	419,469
Eliminations	(370,377)	(370,493)
Total assets	$675,412	$679,900
The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended March 31,
	2024	2023
Net Sales:
North America	$118,116	$123,726
South America	12,216	14,256
Europe and Other	108,825	103,343
Total net sales	$239,157	$241,325

	March 31, 2024	December 31, 2023
Long-term Assets:
North America	$93,228	$92,419
South America	31,253	32,679
Europe and Other	119,588	125,412
Total long-term assets	$244,069	$250,510
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
(14) Investments
In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company has contributed $8,400 to the Autotech Fund II as of March 31, 2024. The Company did not contribute to or receive distributions from Autotech Fund II during the three months ended March 31, 2024 or 2023. The Company has a 6.6% interest in Autotech Fund II. The Company recognized losses of $277 and $171 during the three months ended March 31, 2024 and 2023, respectively. The Autotech Fund II investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $8,195 and $8,472 as of March 31, 2024 and December 31, 2023, respectively.

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
First Quarter Overview
During the first quarter of 2024, we benefited from increased volumes in both our North American and European commercial vehicle markets, compared to the prior year quarter, due to improvements in end market demand and the continued ramp-up of recently launched programs including for our MirrorEye® camera monitoring system and our SE 5000 Smart 2 tachograph.
The Company had net loss of $6.1 million, or $(0.22) per diluted share, for the three months ended March 31, 2024.
Net loss for the quarter ended March 31, 2024 improved by $1.3 million, or $0.05 per diluted share, from net loss of $7.4 million, or $(0.27) per diluted share, for the three months ended March 31, 2023. Net loss improved due to contribution from higher sales partially offset by increased selling, general and administrative expenses ("SG&A") and design and development ("D&D") spending, higher interest costs, the incremental unfavorable impact of non-operating foreign currency losses and an increase in the provision for income taxes. Net sales decreased by $2.2 million, or 0.9%, primarily from lower volumes in our North American automotive market for Control Devices and lower required electronic component spot buy purchases in our Electronics segment, partially offset by higher volumes in our Electronics segment commercial vehicle market.
Our Control Devices segment net sales decreased by 10.2% compared to the first quarter of 2023 primarily as a result of decreases in our North American automotive market. The decrease in our North American automotive market was primarily due to the expected wind down of end-of-life programs and reduced demand for electric vehicles impacting actuation product revenue during the quarter. These decreases were offset by increases in our China commercial vehicle and automotive markets. Segment gross margin as a percentage of sales increased due to favorable mix resulting in lower direct material costs. Segment operating income increased due to higher gross margin and slightly lower D&D and SG&A spending, partially offset by the gain on sale of disposed assets recognized in the first quarter of 2023.
Our Electronics segment net sales increased by 6.1% compared to the first quarter of 2023 primarily due to higher sales volumes in our European and North American commercial vehicle markets, including our recently launched SE 5000 Smart 2 tachograph, as well as an increase in our North American off-highway vehicle market. These increases were offset by relatively less spot buy purchases, which are material purchases reimbursed by customers and recorded as both revenue and offsetting material cost. As such, spot buy purchases do not impact gross profit. In addition, we experienced lower sales volumes in our European off-highway vehicle market. Segment gross margin as a percent of sales increased primarily due to higher contribution from higher sales levels, a reduction in material purchase variances, including the effect of foreign currency, and the impact of lower required electronic component spot buy purchases offset by an increase in overhead costs. Operating income for the segment increased compared to the first quarter of 2023 primarily due to higher gross margin offset by higher SG&A and D&D spending, including support for new product launches.
Our Stoneridge Brazil segment net sales decreased by 14.3% compared to the first quarter of 2023 primarily due to lower sales in local OEM products, as a result of one-time revenue opportunities recognized in the first quarter of 2023 which were not expected to recur in 2024. Operating income decreased due to lower gross margin from lower sales contribution.

In the first quarter of 2024, SG&A expenses increased by $0.6 million compared to the first quarter of 2023 primarily due to the 2023 gain on sale of fixed assets of $0.8 million.
In the first quarter of 2024, D&D costs increased by $0.6 million compared to the prior year first quarter due to incremental engineering spending primarily related to product launches and lower customer reimbursements offset by increased capitalized software development costs.
At March 31, 2024 and December 31, 2023, we had cash and cash equivalents balances of $48.4 million and $40.8 million, respectively, and we had $194.4 million and $189.3 million, respectively, in borrowings outstanding on our Credit Facility. The 2024 increase in cash and cash equivalents was mostly due to cash generated from operating activities, including the reduction of inventory levels.
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
Material and production cost inflation has begun to moderate, however we expect continued cost inflation to persist throughout 2024 which will continue to put pressure on margins. In order to minimize the impact of these incremental costs, we have taken several actions, including negotiating price increases and cost recoveries with our customers. Additionally, we continued to focus on improving manufacturing performance and optimizing our global cost structure to both reduce costs and improve operational efficiency. We expect these actions will benefit our current and future financial performance.
Based on IHS Market production forecasts, the North American automotive market is expected to increase from 15.6 million units in 2023 to 16.0 million units in 2024 as this market continues to recover from economic headwinds. In our Control Devices segment, we expect lower than previously anticipated growth rates for sales of products used in electric vehicle platforms due to reduced production expectations with some of our key customers. We continue to focus on improved manufacturing execution, supply chain strategy, material cost improvement actions and enterprise-wide cost improvement plans and will continue to react to changes in our end-markets as needed to maintain and improve our margins. During 2024, our Control Devices segment has incurred $0.7 million of support costs for a troubled supplier. We expect these costs to moderate for the remainder of 2024. We will continue to focus on growing our core product portfolio aligned with industry megatrends by investing in our actuation and system-level sensor products as we anticipate greater opportunities as powertrains become increasingly electrified and efficient.
In 2024, our European and North American commercial vehicle end market volumes are forecasted to decrease 10.5% and 7.6%, respectively. We expect our Electronics’ segment sales to outperform forecasted changes in production volumes due to strong demand for our existing products and the ramp-up of recently launched programs, including our next generation tachograph product in Europe for both OEM and aftermarket applications and our first North American OEM MirrorEye program, as well as expected program launches, including our next OEM MirrorEye program launch in Europe in 2024. Based on European regulatory requirements and the competitive landscape for our tachograph product, we expect significant growth over the next several years. We continue to work with all of our OEM customers, their dealer networks and the fleets to drive MirrorEye adoption. We expect continued growth as we launch new OEM programs, increase take rates for existing OEM programs and continue to expand our fleet activities. Recovery from customers related to spot buys of materials purchased by the Company on behalf of those customers, which is recognized as revenue and material costs, increased net sales by $14.6 million for the full year 2023. As a result of supply chains normalizing and material availability improving, the Company did not incur any spot buy material purchases in the first quarter 2024 and does not expect to incur additional spot buy material purchases.
In 2024, we expect net D&D spend to increase modestly driven by spend for the development of next generation products as we expect new product launch related spend to decrease in the second half of 2024. As a result of reduced launch activities we expect lower customer reimbursements and capitalization of software development costs. We continue to evaluate and optimize our engineering footprint to enhance capabilities and capacity for the most efficient return on our engineering spend.

In April 2024, the International Monetary Fund forecasted the Brazil gross domestic product to grow 2.2% in 2024. We expect our served market channels to remain relatively stable in 2024 based on current market conditions. Stoneridge Brazil will focus on continuing to grow our OEM capabilities in-region to better support our global customers. This focus will provide opportunities for future growth and provide a platform to continue to rotate our local portfolio to more closely align with our global business.
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
Other Matters
A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. Dollar strengthened against the euro, Swedish krona, Chinese yuan, Brazilian real and Argentine peso in 2024 and the Argentine peso in 2023, unfavorably impacting our reported results.
We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance and resignation related costs that we refer to as business realignment charges. No business realignment costs were incurred during the three months ended March 31, 2024. Business realignment costs of $1.3 million were incurred during the three months ended March 31, 2023.
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
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Three months ended March 31,	2024		2023		Dollar increase (decrease)
Net sales	$239,157	100.0%	$241,325	100.0%	$(2,168)
Costs and expenses:
Cost of goods sold	190,800	79.8	198,523	82.3	(7,723)
Selling, general and administrative	30,423	12.7	29,863	12.4	560
Design and development	17,603	7.4	16,968	7.0	635
Operating income (loss)	331	0.1	(4,029)	(1.7)	4,360
Interest expense, net	3,634	1.5	2,746	1.1	888
Equity in loss of investee	277	0.1	171	0.1	106
Other expense, net	2,036	0.9	1,148	0.5	888
Loss before income taxes	(5,616)	(2.3)	(8,094)	(3.4)	2,478
Provision (benefit) for income taxes	510	0.2	(708)	(0.3)	1,218
Net loss	$(6,126)	(2.6)%	$(7,386)	(3.1)%	$1,260

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Three months ended March 31,	2024		2023		Dollar increase	Percent increase
Control Devices	$77,158	32.3%	$85,942	35.6%	$(8,784)	(10.2)%
Electronics	149,783	62.6	141,127	58.5	8,656	6.1%
Stoneridge Brazil	12,216	5.1	14,256	5.9	(2,040)	(14.3)%
Total net sales	$239,157	100.0%	$241,325	100.0%	$(2,168)	(0.9)%
Our Control Devices segment net sales decreased $8.8 million due to a decrease in our North American automotive market of $12.6 million. The decrease in our North American automotive market was primarily due to the expected wind down of end-of-life programs and reduced demand for electric vehicles impacting actuation product revenue during the quarter. These decreases were offset by increases in our China commercial vehicle and automotive markets of $0.9 million and $0.6 million, respectively, as well as an increase in other markets of $3.0 million. In addition, first quarter of 2024 net sales were adversely impacted by an increase in unfavorable foreign currency translation of $0.5 million.
Our Electronics segment net sales increased $8.7 million due to higher production volumes in our European and North American commercial vehicle markets of $11.8 million and $5.0 million, respectively, including sales related to the launch of a next generation tachograph for our European markets, as well as an increase in our North American off-highway vehicle market of $1.5 million. These increases were offset by the impact of lower required electronic component spot buy purchases of $9.1 million in the first quarter of 2024 compared to the first quarter of 2023. In addition, we experienced lower sales volumes in our European off-highway vehicle markets of $1.1 million and a net reduction in pricing actions of $1.1 million. First quarter of 2024 net sales were favorably impacted by euro and Swedish krona foreign currency translation of $0.6 million compared to the prior year quarter.
Our Stoneridge Brazil segment net sales decreased $2.0 million due to lower sales in local OEM products as well as slightly lower sales in the monitoring service and aftermarket products. This decrease was offset by favorable foreign currency translation and slightly higher sales demand for our other product lines.
Net sales by geographic location are summarized in the following table (in thousands):

Three months ended March 31,	2024		2023		Dollar increase	Percent increase
North America	$118,116	49.4%	$123,726	51.3%	$(5,610)	(4.5)%
South America	12,216	5.1	14,256	5.9	(2,040)	(14.3)%
Europe and Other	108,825	45.5	103,343	42.8	5,482	5.3%
Total net sales	$239,157	100.0%	$241,325	100.0%	$(2,168)	(0.9)%
The decrease in North American net sales was mostly attributable to a decrease in sales volume in our automotive and agricultural markets of $12.5 million and $1.1 million, respectively, and a decrease in negotiated price increases of $1.9 million as well as decreased customer recoveries of electronic component spot buys of $1.5 million. These decreases were offset by higher sales in our commercial vehicle and off-highway markets of $6.9 million and $4.5 million, respectively.
The decrease in net sales in South America was primarily due to lower sales in local OEM products as well as slightly lower sales in the monitoring service and aftermarket products. This decrease was offset by favorable foreign currency translation and slightly higher sales demand for our other product lines.
The increase in net sales in Europe and Other was due to an increase in our European commercial vehicle and automotive markets of $11.9 million and $1.8 million, respectively, as wells as increases in our China commercial vehicle and automotive markets of $1.2 million and $0.6 million, respectively. These increases were offset by decreased customer recoveries of electronic component spot buys of $7.4 million, decreases in our European off-highway market of $1.1 million and a decrease in negotiated price increases of $1.3 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold decreased compared to the first quarter of 2023 and our gross margin increased from 17.7% in the first quarter of 2023 to 20.2% in the first quarter of 2024. Our material cost as a percentage of net sales decreased to 58.9% in the first quarter of 2024 from 62.6% in the first quarter of 2023. The decrease in material cost percentage was mostly due to the impact of required electronic component spot buy purchases in 2023, reimbursed by customers. The impact of these spot buy purchases increased cost of goods sold by $9.1 million, or 3.8% of net sales, for the first quarter of 2023, which reduced gross margin percent by 0.7%. Other factors contributing to the reduction in material costs were favorable product mix and material cost improvement actions. Overhead as a percentage of net sales was 16.2% and 14.8% for the first quarter of 2024 and 2023, respectively. The increase in overhead as a percentage of sales was attributable to higher indirect wage inflation.
Our Control Devices segment gross margin increased primarily due to lower direct material costs.
Our Electronics segment gross margin increased due to the contribution from higher sales levels, the reduction of the adverse effect of required electronic component spot buy purchases, net of customer recoveries and lower direct material and labor costs relative to sales.
Our Stoneridge Brazil segment gross margin decreased primarily due to lower sales and higher overhead costs offset by favorable sales mix.
Selling, General and Administrative. SG&A expenses increased by $0.6 million primarily due to the 2023 gain on sale of fixed assets of $0.8 million.
Design and Development. D&D costs increased by $0.6 million due to incremental engineering spending primarily related to product launches and lower customer reimbursements offset by increased capitalized software development costs in our Electronics segment.
Operating Income (loss). Operating income (loss) by segment is summarized in the following table (in thousands):

Three months ended March 31,	2024	2023	Dollar increase (decrease)	Percent increase (decrease)
Control Devices	$2,164	$2,087	$77	3.7%
Electronics	7,089	1,400	5,689	406.4
Stoneridge Brazil	204	1,343	(1,139)	(84.8)
Unallocated corporate	(9,126)	(8,859)	(267)	(3.0)
Operating income (loss)	$331	$(4,029)	$4,360	(108.2)%
Our Control Devices segment operating income increased slightly due to lower direct material costs and lower D&D and SG&A spending offset by the gain on sale of fixed assets recognized in the first quarter of 2023.
Our Electronics segment operating income increased primarily due to higher contribution from higher sales and lower business realignment expense offset by higher SG&A and D&D spending.
Our Stoneridge Brazil segment operating income decreased due to lower sales and higher overhead costs offset by favorable sales mix.
Our unallocated corporate operating loss increased slightly from higher SG&A incentive compensation offset by lower business realignment costs.
Operating income (loss) by geographic location is summarized in the following table (in thousands):

Three months ended March 31,	2024	2023	Dollar increase (decrease)	Percent increase (decrease)
North America	$(5,606)	$(6,871)	$1,265	18.4%
South America	204	1,343	(1,139)	(84.8)
Europe and Other	5,733	1,499	4,234	282.5
Operating income (loss)	$331	$(4,029)	$4,360	(108.2)%

Our North American operating loss decreased due to favorable margin offset by higher SG&A and D&D spending. Operating income in South America decreased due to lower sales levels offset by lower direct material costs. Our operating results in Europe and Other increased primarily due to contribution from higher sales levels and lower business realignment expense offset by higher SG&A and D&D spending.
Interest Expense, net. Interest expense, net was $3.6 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively. The increase for the quarter ended March 31, 2024, was the result of higher outstanding balance on the Credit Facility and higher benchmark rates affecting the Company’s floating rate Credit Facility debt.
Equity in Loss of Investee. Equity loss for Autotech Fund II was $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.
Other Expense, net. We record certain foreign currency transaction losses (gains) as a component of other expense, net on the condensed consolidated statement of operations. Other expense, net of $2.0 million increased by $0.9 million compared to the first quarter of 2023 due to foreign currency transaction losses in our Electronics and Control Devices segments from the weakening of the U.S. dollar.
Provision (Benefit) for Income Taxes. For the three months ended March 31, 2024, income tax expense of $0.5 million was attributable to the mix of earnings among tax jurisdictions as well as U.S. taxes on foreign earnings, offset by tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives. The effective tax rate of (9.1)% varies from the statutory tax rate primarily due to U.S. taxes on foreign earnings offset by the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives.
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
Liquidity and Capital Resources
Summary of Cash Flows:

Three months ended March 31,	2024	2023
Net cash provided by (used for):
Operating activities	$9,109	$(9,182)
Investing activities	(5,714)	(8,755)
Financing activities	5,388	(2,119)
Effect of exchange rate changes on cash and cash equivalents	(1,184)	423
Net change in cash and cash equivalents	$7,599	$(19,633)
Cash provided by operating activities increased compared to 2023 primarily due to a reduction in cash used for accounts receivables. Cash provided by inventory improved compared to 2023 due to the impact in the prior year of new product launches and mitigation of historical supply chain disruptions, as well as the impact of our current inventory reduction actions.
Net cash used for investing activities decreased compared to 2023 due to lower capital expenditures.
Net cash provided by financing activities increased compared to 2023 due to higher net Credit Facility borrowings.
As outlined in Note 7 to our condensed consolidated financial statements, the Credit Facility permits borrowing up to a maximum level of $275.0 million. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through November 2026. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants that place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $194.4 million at March 31, 2024.

The Company was in compliance with all covenants at March 31, 2024 and December 31, 2023. The Company has not experienced a violation that would limit the Company’s ability to borrow under the Credit Facility and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance due to the adverse impact of macroeconomic conditions and supply chain disruptions on the Company’s markets and general global demand. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.
The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $1.9 million and $2.0 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023 there were no borrowings outstanding on this overdraft credit line. During the three months ended March 31, 2024, the subsidiary borrowed and repaid 81.0 million Swedish krona, or $7.6 million.
The Company’s wholly owned subsidiary located in Suzhou, China, has lines of credit that allow up to a maximum borrowing level of 20.0 million Chinese yuan, or $2.8 million at both March 31, 2024 and December 31, 2023. At March 31, 2024 and at December 31, 2023 there was $2.1 million and $2.1 million, respectively, in borrowings outstanding on the Suzhou credit line with a weighted-average interest rate of 3.25%. The Suzhou credit line is included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60.0 million Chinese yuan, or $8.3 million and $8.5 million at March 31, 2024 and December 31, 2023, respectively. There was $2.1 million and $2.4 million utilized on the Suzhou bank acceptance draft line of credit at March 31, 2024 and December 31, 2023, respectively. The Suzhou bank acceptance draft line of credit is included on the condensed consolidated balance sheet within accounts payable.
In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech, a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. As of March 31, 2024, the Company’s cumulative investment in the Autotech Fund II was $8.4 million. The Company did not contribute to Autotech Fund II during the three months ended March 31, 2024 or 2023.
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
At March 31, 2024, we had a cash and cash equivalents balance of approximately $48.4 million, of which 87.6% was held in foreign locations. The Company has approximately $80.6 million of undrawn commitments under the Credit Facility as of March 31, 2024, which results in total undrawn commitments and cash balances of more than $129.0 million. However, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance.
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
Critical Accounting Policies and Estimates
The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2023 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2023 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the first quarter of 2023.

Information regarding other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of the Company’s 2023 Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously presented within Part II, Item 7A of the Company’s 2023 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes with respect to risk factors previously disclosed in the Company’s 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of Common Shares made by us during the three months ended March 31, 2024. There were 35,992 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/24-1/31/24	1,990	$17.91	N/A	N/A
2/1/24-2/29/24	—	$—	N/A	N/A
3/1/24-3/31/24	34,002	$17.20	N/A	N/A
Total	35,992
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
104
The cover page from our Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed with the Securities and Exchange Commission on May 1, 2024, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: May 1, 2024	/s/ James Zizelman
James Zizelman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 1, 2024	/s/ Matthew R. Horvath
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)