Form 10-Q
period 2024-06-30
STONERIDGE INC
filed 2024-07-31
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2024
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period     for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No
The number of Common Shares, without par value, outstanding as of July 26, 2024 was 27,677,748.

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
•fluctuations in the cost and availability of key materials and components (including semiconductors, printed circuit boards, resin, aluminum, steel and copper) and our ability to offset cost increases through negotiated price increases with our customers or other cost reduction actions, as necessary;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
STONERIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,112	$40,841
Accounts receivable, less reserves of $620 and $1,058, respectively	168,215	166,545
Inventories, net	178,749	187,758
Prepaid expenses and other current assets	32,882	34,246
Total current assets	421,958	429,390
Long-term assets:
Property, plant and equipment, net	103,061	110,126
Intangible assets, net	43,586	47,314
Goodwill	34,244	35,295
Operating lease right-of-use asset	8,722	10,795
Investments and other long-term assets, net	55,080	46,980
Total long-term assets	244,693	250,510
Total assets	$666,651	$679,900

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$2,064	$2,113
Accounts payable	108,085	111,925
Accrued expenses and other current liabilities	76,098	64,203
Total current liabilities	186,247	178,241
Long-term liabilities:
Revolving credit facility	187,417	189,346
Deferred income taxes	6,276	7,224
Operating lease long-term liability	5,814	7,684
Other long-term liabilities	10,446	9,688
Total long-term liabilities	209,953	213,942
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	—	—
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,679 and 27,549 shares outstanding at June 30, 2024 and December 31, 2023, respectively, with no stated value	—	—
Additional paid-in capital	224,599	227,340
Common Shares held in treasury, 1,287 and 1,417 shares at June 30, 2024 and December 31, 2023, respectively, at cost	(39,066)	(43,344)
Retained earnings	193,169	196,509
Accumulated other comprehensive loss	(108,251)	(92,788)
Total shareholders' equity	270,451	287,717
Total liabilities and shareholders' equity	$666,651	$679,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023

Net sales	$237,059	$266,814	$476,216	$508,139
Costs and expenses:
Cost of goods sold	183,319	206,326	374,119	404,849
Selling, general and administrative	31,876	33,491	62,299	63,354
Design and development	18,457	22,666	36,060	39,634
Operating income	3,407	4,331	3,738	302
Interest expense, net	3,801	3,120	7,435	5,866
Equity in loss of investee	52	329	329	500
Other (income) expense, net	(2,296)	2,387	(260)	3,535
Income (loss) before income taxes	1,850	(1,505)	(3,766)	(9,599)
(Benefit) provision for income taxes	(936)	1,487	(426)	779
Net income (loss)	$2,786	$(2,992)	$(3,340)	$(10,378)

Income (loss) per share:
Basic	$0.10	$(0.11)	$(0.12)	$(0.38)
Diluted	$0.10	$(0.11)	$(0.12)	$(0.38)

Weighted-average shares outstanding:
Basic	27,611	27,452	27,570	27,400
Diluted	27,853	27,452	27,570	27,400
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023

Net income (loss)	$2,786	$(2,992)	$(3,340)	$(10,378)

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(8,454)	2,992	(13,333)	7,064
Unrealized (loss) gain on derivatives (1)	(2,200)	288	(2,130)	56
Other comprehensive (loss) income, net of tax	(10,654)	3,280	(15,463)	7,120

Comprehensive (loss) income	$(7,868)	$288	$(18,803)	$(3,258)

(1)
Net of tax (benefit) expense of $(585) and $76 for the three months ended June 30, 2024 and 2023, respectively. Net of tax (benefit) expense of $(566) and $15 for the six months ended June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended June 30, (in thousands)	2024	2023

OPERATING ACTIVITIES:
Net loss	$(3,340)	$(10,378)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	13,054	13,161
Amortization, including accretion and write-off of deferred financing costs	4,440	4,004
Deferred income taxes	(7,004)	(3,782)
Loss of equity method investee	329	500
Loss (gain) on sale of fixed assets	258	(854)
Share-based compensation expense	2,207	1,271
Excess tax deficiency related to share-based compensation expense	238	66
Changes in operating assets and liabilities:
Accounts receivable, net	(6,094)	(28,100)
Inventories, net	3,438	(23,142)
Prepaid expenses and other assets	(1,038)	3,313
Accounts payable	(849)	27,069
Accrued expenses and other liabilities	12,123	12,184
Net cash provided by (used for) operating activities	17,762	(4,688)

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(12,920)	(18,025)
Proceeds from sale of fixed assets	222	1,729
Investment in venture capital fund, net	(260)	—
Net cash used for investing activities	(12,958)	(16,296)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	57,000	42,000
Revolving credit facility payments	(58,000)	(38,068)
Proceeds from issuance of debt	17,677	16,402
Repayments of debt	(17,690)	(18,086)
Repurchase of Common Shares to satisfy employee tax withholding	(666)	(1,325)
Net cash (used for) provided by financing activities	(1,679)	923

Effect of exchange rate changes on cash and cash equivalents	(1,854)	(32)
Net change in cash and cash equivalents	1,271	(20,093)
Cash and cash equivalents at beginning of period	40,841	54,798

Cash and cash equivalents at end of period	$42,112	$34,705

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$8,003	$5,622
Cash paid for income taxes, net	$4,372	$5,927
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands)	Number of Common Shares outstanding	Number of treasury shares	Additional paid-in capital	Common Shares held in treasury	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity

BALANCE DECEMBER 31, 2022	27,341	1,625	$232,758	$(50,366)	$201,692	$(103,142)	$280,942
Net loss	—	—	—	—	(7,386)	—	(7,386)
Unrealized loss on derivatives, net	—	—	—	—	—	(232)	(232)
Currency translation adjustments	—	—	—	—	—	4,072	4,072
Issuance of Common Shares	234	(234)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(62)	62	—	5,649	—	—	5,649
Share-based compensation, net	—	—	(6,802)	—	—	—	(6,802)
BALANCE MARCH 31, 2023	27,513	1,453	$225,956	$(44,717)	$194,306	$(99,302)	$276,243

Net loss	—	—	—	—	(2,992)	—	(2,992)
Unrealized gain on derivatives, net	—	—	—	—	—	288	288
Currency translation adjustments	—	—	—	—	—	2,992	2,992
Issuance of Common Shares	15	(15)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(6)	6	—	350	—	—	350
Share-based compensation, net	—	—	757	—	—	—	757
BALANCE JUNE 30, 2023	27,522	1,444	$226,713	$(44,367)	$191,314	$(96,022)	$277,638

BALANCE DECEMBER 31, 2023	27,549	1,417	$227,340	$(43,344)	$196,509	$(92,788)	$287,717
Net loss	—	—	—	—	(6,126)	—	(6,126)
Unrealized gain on derivatives, net	—	—	—	—	—	70	70
Currency translation adjustments	—	—	—	—	—	(4,879)	(4,879)
Issuance of Common Shares	154	(154)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(36)	36	—	3,958	—	—	3,958
Share-based compensation, net	—	—	(3,484)	—	—	—	(3,484)
BALANCE MARCH 31, 2024	27,667	1,299	$223,856	$(39,386)	$190,383	$(97,597)	$277,256

Net income	—	—	—	—	2,786	—	2,786
Unrealized loss on derivatives, net	—	—	—	—	—	(2,200)	(2,200)
Currency translation adjustments	—	—	—	—	—	(8,454)	(8,454)
Issuance of Common Shares	16	(16)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(4)	4	—	320	—	—	320
Share-based compensation, net	—	—	743	—	—	—	743
BALANCE JUNE 30, 2024	27,679	1,287	$224,599	$(39,066)	$193,169	$(108,251)	$270,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(1) Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2023 Form 10-K.
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
Electronics. Our Electronics segment designs and manufactures driver information systems, vision and safety systems, connectivity and compliance products and electronic control units. These products are sold principally to the commercial vehicle market primarily through our OEM and aftermarket channels in the European, North American and Asia Pacific regions. Our vision and safety systems are sold principally to the commercial vehicle and off-highway vehicle markets in the European and North American regions.
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
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three months ended June 30, 2024 and 2023:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Three months ended June 30,	2024	2023	2024	2023	2024	2023	2024	2023
Net Sales:
North America	$67,391	$78,745	$54,124	$56,845	$—	$—	$121,515	$135,590
South America	—	—	—	—	11,649	14,908	11,649	14,908
Europe	—	—	90,613	99,169	—	—	90,613	99,169
Asia Pacific	12,508	13,375	774	3,772	—	—	13,282	17,147
Total net sales	$79,899	$92,120	$145,511	$159,786	$11,649	$14,908	$237,059	$266,814
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the six months ended June 30, 2024 and 2023:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Six months ended June 30,	2024	2023	2024	2023	2024	2023	2024	2023
Net Sales:
North America	$133,213	$154,426	$106,417	$104,887	$—	$—	$239,630	$259,313
South America	—	—	—	—	23,865	29,164	23,865	29,164
Europe	—	—	186,988	186,418	—	—	186,988	186,418
Asia Pacific	23,844	23,636	1,889	9,608	—	—	25,733	33,244
Total net sales	$157,057	$178,062	$295,294	$300,913	$23,865	$29,164	$476,216	$508,139
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
Contract Balances
The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of June 30, 2024 and December 31, 2023.
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

	June 30, 2024	December 31, 2023
Raw materials	$131,100	$142,744
Work-in-progress	10,398	11,907
Finished goods	37,251	33,107
Total inventories, net	$178,749	$187,758

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Inventory valued using the FIFO method was $166,118 and $176,033 at June 30, 2024 and December 31, 2023, respectively. Inventory valued using the average cost method was $12,631 and $11,725 at June 30, 2024 and December 31, 2023, respectively.
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
Derivative Instruments and Hedging Activities
On June 30, 2024, the Company had open Mexican peso-denominated foreign currency forward contracts. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2024 and 2023. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.
Foreign Currency Exchange Rate Risk
Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction with the resulting adjustments included on the condensed consolidated statements of operations within other (income) expense, net. These foreign currency transaction (gains) losses, including the impact of hedging activities, were $(2,270) and $2,356 for the three months ended June 30, 2024 and 2023, respectively, and $(326) and $3,458 for the six months ended June 30, 2024 and 2023, respectively.
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
In certain instances, the foreign currency forward contracts may not qualify for hedge accounting or are not designated as hedges and, therefore, are marked-to-market with gains and losses recognized in the Company’s condensed consolidated statements of operations as a component of other expense, net. At June 30, 2024, all of the Company’s foreign currency forward contracts were designated as cash flow hedges.
The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:
Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges
The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at June 30, 2024 of $29,023 which expire ratably on a monthly basis from July 2024 to June 2025. The notional amounts at December 31, 2023 related to Mexican peso-denominated foreign currency forward contracts were $26,613.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The Company evaluated the effectiveness of the Mexican peso denominated forward contracts held as of June 30, 2024 and concluded that the hedges were highly effective.
Interest Rate Risk
Interest Rate Risk – Cash Flow Hedge
On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Swap”) with a notional amount of $50,000 to hedge its exposure to interest payment fluctuations on a portion of its Credit Facility borrowings. The Swap matured on March 10, 2023. The Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's Fourth Amended and Restated Credit Agreement, as amended, (the “Fourth Amended and Restated Credit Agreement”). Accordingly, the change in fair value of the Swap was recognized in accumulated other comprehensive loss. The Swap agreement required monthly settlements on the same days that the Fourth Amended and Restated Credit Agreement interest payments were due and had a maturity date of March 10, 2023, which was prior to the Fourth Amended and Restated Credit Agreement maturity date of June 5, 2024. Under the Swap terms, the Company paid a fixed interest rate and received a floating interest rate based on the one-month LIBOR, with a floor. The critical terms of the Swap were aligned with the terms of the Fourth Amended and Restated Credit Agreement, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Swap were recognized as a component of interest expense, net on the condensed consolidated statements of operations. The Swap settlements reduced interest expense, net by $290 for the six months ended June 30, 2023.
The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Notional amounts (A)		Prepaid expenses and other current assets		Accrued expenses and other current liabilities
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$29,023	$26,613	$—	$1,858	$838	$—
_____________________________
(A)Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.
Gross amounts recorded for the cash flow hedges in other comprehensive (loss) income and in net income (loss) for the three months ended June 30 were as follows:

	(Loss) gain recorded in other comprehensive (loss) income		Gain reclassified from other comprehensive (loss) income into net income (loss) (A)
	2024	2023	2024	2023
Derivatives designated as cash flow hedges:
Forward currency contracts	$(2,371)	$416	$414	$51
_____________________________

(A)
Gains reclassified from other comprehensive (loss) income into net income (loss) recognized in selling, general and administrative expenses (“SG&A”) in the Company’s condensed consolidated statements of operations were $134 and $13 for the three months ended June 30, 2024 and 2023, respectively. Gains reclassified from other comprehensive (loss) income into net income (loss) recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $280 and $38 for the three months ended June 30, 2024 and 2023, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Gross amounts recorded for the cash flow and net investment hedges in other comprehensive (loss) income and in net income (loss) for the six months ended June 30 were as follows:

	(Loss) gain recorded in other comprehensive (loss) income		Gain reclassified from other comprehensive (loss) income into net loss (A)
	2024	2023	2024	2023
Derivatives designated as cash flow hedges:
Forward currency contracts	$(1,628)	$416	$1,068	$51
Interest rate swap	$—	$(4)	$—	$290

(A)
Gains reclassified from other comprehensive (loss) income into net loss recognized in SG&A in the Company’s condensed consolidated statements of operations were $251 and $13 for the six months ended June 30, 2024 and 2023, respectively. Gains reclassified from other comprehensive (loss) income into net loss recognized in COGS in the Company’s condensed consolidated statements of operations were $817 and $38 for the six months ended June 30, 2024 and 2023, respectively. Gains reclassified from other comprehensive (loss) income into net loss recognized in interest expense, net in the Company’s condensed consolidated statements of operations were $0 and $290 for the six months ended June 30, 2024 and 2023, respectively.

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

		June 30, 2024			December 31, 2023
		Fair values estimated using
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs	Fair value
Financial assets carried at fair value:
Forward currency contracts	$—	$—	$—	$—	$1,858
Total financial assets carried at fair value	$—	$—	$—	$—	$1,858

Financial liabilities carried at fair value:
Forward currency contracts	$838	$—	$838	$—	$—
Total financial liabilities carried at fair value	$838	$—	$838	$—	$—
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the six months ended June 30, 2024.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(6) Share-Based Compensation
Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expense, was $1,115 and $1,202 for the three months ended June 30, 2024 and 2023, respectively. Compensation expense for share-based compensation arrangements was $2,207 and $1,271 for the six months ended June 30, 2024 and 2023, respectively. The six months ended June 30, 2023 included income from the forfeiture of certain grants associated with employee resignations.
(7) Debt
Debt consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023	Interest rates at June 30, 2024	Maturity
Revolving Credit Facility
Revolving Credit Facility	$187,417	$189,346	7.48%	November 2026

Debt
Suzhou short-term credit line	2,064	2,113	3.25%	August 2024
Total debt	2,064	2,113
Less: current portion	(2,064)	(2,113)
Total long-term debt, net	$—	$—
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Borrowings outstanding on the Credit Facility were $187,417 and $189,346 at June 30, 2024 and December 31, 2023, respectively.
The Company was in compliance with all Credit Facility covenants at June 30, 2024 and December 31, 2023.
The Company also has outstanding letters of credit of $1,586 at both June 30, 2024 and December 31, 2023.
Debt
The Company’s wholly owned subsidiary located in Stockholm, Sweden (the "Stockholm subsidiary"), has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $1,888 and $1,987, at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, there were no borrowings outstanding on this overdraft credit line. During the six months ended June 30, 2024, the subsidiary borrowed and repaid 186,496 Swedish krona, or $17,609. The Stockholm subsidiary has pledged certain of its assets as collateral in order to obtain a guarantee of certain of the Stockholm subsidiary’s obligations to third parties.
The Company’s wholly owned subsidiary located in Suzhou, China (the “Suzhou subsidiary”), has lines of credit (the “Suzhou credit line”) that allow up to a maximum borrowing level of 20,000 Chinese yuan, or $2,752 and $2,818 at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023 there was $2,064 and $2,113, respectively, in borrowings outstanding on the Suzhou credit line with a weighted-average interest rate of 3.25%. The Suzhou credit line was included on the condensed consolidated balance sheets within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60,000 Chinese yuan, or $8,256 and $8,453 at June 30, 2024 and December 31, 2023, respectively. There was $0 and $2,387 utilized on the Suzhou bank acceptance draft line of credit at June 30, 2024 and December 31, 2023, respectively. The Suzhou bank acceptance draft line of credit is included on the condensed consolidated balance sheets within accounts payable.
(8) Earnings (Loss) Per Share
Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings (loss) per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 233,202 for the three months ended June 30, 2023, were excluded from diluted loss per share because the effect would be anti-dilutive. Potential dilutive shares of 265,815 and 256,514 for the six months ended June 30, 2024 and 2023, respectively, were excluded from diluted loss per share because the effect would be anti-dilutive.
Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic weighted-average Common Shares outstanding	27,610,756	27,451,623	27,570,014	27,400,490
Effect of dilutive shares	241,871	—	—	—
Diluted weighted-average Common Shares outstanding	27,852,627	27,451,623	27,570,014	27,400,490
There were 646,500 and 425,612 performance-based right to receive Common Shares outstanding at June 30, 2024 and 2023, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the quarter were the end of the performance period.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(9) Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income for the three months ended June 30, 2024 and 2023 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at April 1, 2024	$(99,135)	$1,538	$(97,597)
Other comprehensive loss before reclassifications	(8,454)	(1,873)	(10,327)
Amounts reclassified from accumulated other comprehensive loss	—	(327)	(327)
Net other comprehensive loss, net of tax	(8,454)	(2,200)	(10,654)
Balance at June 30, 2024	$(107,589)	$(662)	$(108,251)

Balance at April 1, 2023	$(99,302)	$—	$(99,302)
Other comprehensive income before reclassifications	2,992	328	3,320
Amounts reclassified from accumulated other comprehensive loss	—	(40)	(40)
Net other comprehensive income, net of tax	2,992	288	3,280
Balance at June 30, 2023	$(96,310)	$288	$(96,022)
Changes in accumulated other comprehensive loss for the six months ended June 30, 2024 and 2023 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at January 1, 2024	$(94,256)	$1,468	$(92,788)
Other comprehensive loss before reclassifications	(13,333)	(1,286)	(14,619)
Amounts reclassified from accumulated other comprehensive loss	—	(844)	(844)
Net other comprehensive loss, net of tax	(13,333)	(2,130)	(15,463)
Balance at June 30, 2024	$(107,589)	$(662)	$(108,251)

Balance at January 1, 2023	$(103,374)	$232	$(103,142)
Other comprehensive income before reclassifications	7,064	325	7,389
Amounts reclassified from accumulated other comprehensive loss	—	(269)	(269)
Net other comprehensive income, net of tax	7,064	56	7,120
Balance at June 30, 2023	$(96,310)	$288	$(96,022)
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three months ended June 30, 2024 and 2023, the Company did not recognize any expense related to groundwater remediation. During the six months ended June 30, 2024 and 2023, the Company recognized expense of $0 and $125, respectively, related to groundwater remediation. At June 30, 2024 and December 31, 2023, the Company accrued $129 and $143, respectively, related to expected future remediation costs. At June 30, 2024 and December 31, 2023, $129 and $136, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amount as of December 31, 2023 was recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.
The Company’s Stoneridge Brazil subsidiary has civil, labor and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$40,976 ($7,372) and R$41,681 ($8,609) at June 30, 2024 and December 31, 2023, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations and cash flows.
On August 12, 2020, the Brazilian Administrative Counsel for Economic Defense (“CADE”) issued a ruling against Stoneridge Brazil for abuse of dominance and market foreclosure through its prior use of exclusivity provisions in agreements with its distributors. The CADE tribunal imposed a R$7,995 ($1,438) fine which is included in the reasonably possible contingencies noted above. The Company continues to challenge this ruling in Brazilian federal court to reverse this decision by the CADE tribunal.
Long Term Supply Commitment
In 2022, the Company entered into a long term supply agreement, as amended, with a supplier for the purchase of certain electronic semiconductor components through December 31, 2027. Pursuant to the agreement, the Company paid capacity deposits of $1,000 in December 2022 and June 2023, respectively. The capacity deposits are recognized in prepaid and other current assets on our condensed consolidated balance sheets and amortized ratably over the life of the purchase commitment. This long term supply agreement requires the Company to purchase minimum annual volumes while requiring the supplier to sell these components at a fixed price. The Company purchased $626 and $2,662 of these components during the three months ended June 30, 2024 and 2023, respectively, and $822 and $3,327 during the six months ended June 30, 2024 and 2023, respectively. The Company is required to purchase $3,914, $10,764, $10,764 and $3,914 of these components in each of the years 2024 through 2027, respectively.
Product Warranty and Recall
Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims, forecasts of the resolution of existing claims, expected future claims on products sold and commercial discussions with our customers. The key factors in our estimate are the warranty period and the customer source. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall reserve included $8,556 and $7,228 of a long-term liability at June 30, 2024 and December 31, 2023, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
During the second quarter of 2023, the Company received a demand for arbitration from one of our customers seeking recovery for warranty claims related to past sales of PM sensor products, a product line we exited in 2019. In March 2024, pursuant to the arbitration process, the customer submitted a formal statement of claim notification for 29,340 euro ($31,433). In May 2024, the Company responded with a formal statement of defense denying responsibility for the claim. Based on our review of the technical merits and specific claims as well as prior discussions with the customer, we believe these warranty claims lack merit and are significantly overstated. While no assurances can be made as to the ultimate outcome of this matter, or any other future claims, we do not currently believe a material loss is probable.
The following provides a reconciliation of changes in product warranty and recall reserve liability:

Six months ended June 30,	2024	2023
Product warranty and recall reserve at beginning of period	$21,610	$13,477
Accruals for warranties established during period	10,030	7,636
Aggregate changes in pre-existing liabilities due to claim developments	399	327
Settlements made during the period	(6,899)	(3,784)
Foreign currency translation	(692)	(196)
Product warranty and recall reserve at end of period	$24,448	$17,460
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
Business realignment charges incurred by reportable segment were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Control Devices (A)	$—	$379	$—	$379
Electronics (B)	1,890	1,347	1,890	1,656
Unallocated Corporate (C)	59	184	59	1,137
Total business realignment charges	$1,949	$1,910	$1,949	$3,172
_____________________________________

(A)	Severance costs for the three and six months ended June 30, 2023 related to COGS and SG&A were $369 and $10, respectively.

(B)
Severance costs for the three and six months ended June 30, 2024 related to D&D and SG&A were $1,432 and $458, respectively. Severance costs for the three months ended June 30, 2023 related to COGS and SG&A were $82 and $1,265, respectively. Severance costs for the six months ended June 30, 2023 related to COGS and SG&A were $257 and $1,399, respectively.

(C)
Severance costs related costs for the three and six months ended June 30, 2024 related to SG&A were $59. Severance costs related costs for the three and six months ended June 30, 2023 related to SG&A were $169 and $1,122, respectively. Severance costs related costs for the three and six months ended June 30, 2023 related to D&D were $15.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Business realignment charges incurred, classified by statement of operations line item were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$—	$451	$—	$626
Selling, general and administrative	517	1,444	517	2,531
Design and development	1,432	15	1,432	15
Total business realignment charges	$1,949	$1,910	$1,949	$3,172
(12) Income Taxes
For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income. Tax jurisdictions with a projected or year to date loss for which a benefit cannot be realized are excluded.
For the three months ended June 30, 2024, income tax benefit of $936 was attributable to the mix of earnings among tax jurisdictions and U.S. taxes on foreign earnings, offset by tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (50.6)% varies from the statutory rate primarily due to U.S. taxes on foreign earnings offset by the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions.
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
For the six months ended June 30, 2024, income tax benefit of $426 was attributable to the mix of earnings among tax jurisdictions and U.S. taxes on foreign earnings offset by tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives. The effective tax rate of 11.3% varies from the statutory rate primarily due to U.S. taxes on foreign earnings offset by the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives.
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
A summary of financial information by reportable segment is as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Sales:
Control Devices	$79,899	$92,120	$157,057	$178,062
Inter-segment sales	955	970	1,786	1,704
Control Devices net sales	80,854	93,090	158,843	179,766
Electronics	145,511	159,786	295,294	300,913
Inter-segment sales	7,967	8,491	14,308	17,007
Electronics net sales	153,478	168,277	309,602	317,920
Stoneridge Brazil	11,649	14,908	23,865	29,164
Inter-segment sales	199	—	199	—
Stoneridge Brazil net sales	11,848	14,908	24,064	29,164
Eliminations	(9,121)	(9,461)	(16,293)	(18,711)
Total net sales	$237,059	$266,814	$476,216	$508,139
Operating Income (Loss):
Control Devices	$3,725	$5,074	$5,889	$7,161
Electronics	9,831	7,444	16,920	8,844
Stoneridge Brazil	(41)	899	163	2,242
Unallocated Corporate (A)	(10,108)	(9,086)	(19,234)	(17,945)
Total operating income	$3,407	$4,331	$3,738	$302
Depreciation and Amortization:
Control Devices	$2,806	$3,099	$5,669	$6,273
Electronics	3,903	3,503	7,764	6,967
Stoneridge Brazil	1,221	1,201	2,497	2,286
Unallocated Corporate	620	605	1,204	1,207
Total depreciation and amortization (B)	$8,550	$8,408	$17,134	$16,733
Interest Expense (Income), net:
Control Devices	$(19)	$65	$(19)	$83
Electronics	501	511	1,104	996
Stoneridge Brazil	(224)	(319)	(594)	(589)
Unallocated Corporate	3,543	2,863	6,944	5,376
Total interest expense, net	$3,801	$3,120	$7,435	$5,866
Capital Expenditures:
Control Devices	$1,587	$2,019	$3,104	$3,975
Electronics	2,977	2,334	4,354	8,541
Stoneridge Brazil	799	782	1,739	1,418
Unallocated Corporate(C)	326	217	760	329
Total capital expenditures	$5,689	$5,352	$9,957	$14,263

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

	June 30, 2024	December 31, 2023
Total Assets:
Control Devices	$156,173	$159,612
Electronics	400,787	404,994
Stoneridge Brazil	54,100	66,318
Corporate (C)	455,731	419,469
Eliminations	(400,140)	(370,493)
Total assets	$666,651	$679,900
The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Sales:
North America	$121,515	$135,590	$239,630	$259,313
South America	11,649	14,908	23,865	29,164
Europe and Other	103,895	116,316	212,721	219,662
Total net sales	$237,059	$266,814	$476,216	$508,139

	June 30, 2024	December 31, 2023
Long-term Assets:
North America	$97,959	$92,419
South America	28,704	32,679
Europe and Other	118,030	125,412
Total long-term assets	$244,693	$250,510
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
(14) Investments
In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company has contributed $8,660 to the Autotech Fund II as of June 30, 2024. The Company contributed $260 and $0 to Autotech Fund II during the six months ended June 30, 2024 and 2023, respectively. The Company did not receive distributions from Autotech Fund II during the six months ended June 30, 2024 or 2023. The Company has a 6.6% interest in Autotech Fund II. The Company recognized losses of $52 and $329 during the three months ended June 30, 2024 and 2023, respectively. The Company recognized losses of $329 and $500 during the six months ended June 30, 2024 and 2023, respectively. The Autotech Fund II investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $8,403 and $8,472 as of June 30, 2024 and December 31, 2023, respectively.

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
Second Quarter Overview
The Company had net income of $2.8 million, or $0.10 per diluted share, for the three months ended June 30, 2024.
Net income for the quarter ended June 30, 2024 improved by $5.8 million, or $0.21 per diluted share, from net loss of $3.0 million, or $(0.11) per diluted share, for the three months ended June 30, 2023. Net income improved due to lower D&D costs from higher customer reimbursements and the favorable impact of non-operating foreign currency gains. Net sales decreased by $29.8 million, or 11.2%, compared to the three months ended June 30, 2023, primarily from lower volumes in our North American automotive market for Control Devices and lower volumes in our European and North American commercial vehicle markets for Electronics. Gross margin as a percent of sales remained consistent at 22.7% driven by lower contribution from lower sales offset by favorable sales mix and a reduction in adverse foreign exchange related material variances.
Our Control Devices segment net sales decreased by 13.3% compared to the second quarter of 2023 primarily as a result of decreases in our North American and China automotive markets. The decrease in our North American automotive market was due to lower customer volumes and the expected wind down of end-of-life programs. These decreases were offset by increases in our China commercial vehicle market. Segment gross margin as a percentage of sales decreased slightly due to lower contribution from lower sales levels. Segment operating income decreased due to lower contribution from lower sales volumes offset by lower D&D and SG&A spending.
Our Electronics segment net sales decreased by 8.9% compared to the second quarter of 2023 primarily due to lower sales volumes in our European and North American commercial vehicle markets, partially mitigated by the ramp-up of recently launched programs, including our next generation tachograph. Net sales also decreased due to a reduction in pricing actions including the impact of retroactive pricing and lower electronic component spot buy purchases, which are material purchases reimbursed by customers and recorded as both revenue and offsetting material cost. As such, spot buy purchases do not impact gross profit. We experienced higher sales volumes in our European off-highway vehicle market which offset the aforementioned reductions. Segment gross margin as a percent of sales remained consistent with the prior year second quarter as lower contribution from lower sales levels was offset by a reduction in foreign exchange related material variances. Operating income for the segment increased compared to the second quarter of 2023 primarily due to lower D&D from higher customer reimbursements and lower SG&A from 2023 business realignment costs offset by lower contribution from lower sales levels.
Our Stoneridge Brazil segment net sales decreased by 21.9% compared to the second quarter of 2023 primarily due to lower OEM product sales from lower customer volumes and lower sales of tracking devices and monitoring service fees. Operating loss increased due to lower contribution from lower sales volumes offset by favorable sales mix and lower SG&A spending.
In the second quarter of 2024, SG&A expenses decreased by $1.6 million compared to the second quarter of 2023 primarily due to lower SG&A business realignment costs, lower professional services and a 2024 non-recurring commercial settlement gain offset by higher medical insurance costs.

In the second quarter of 2024, D&D costs decreased by $4.2 million compared to the prior year second quarter primarily due to higher customer reimbursements in our Electronics segment.
At June 30, 2024 and December 31, 2023, we had cash and cash equivalents balances of $42.1 million and $40.8 million, respectively, and we had $187.4 million and $189.3 million, respectively, in borrowings outstanding on our Credit Facility. The 2024 increase in cash and cash equivalents was mostly due to cash generated from operating activities including a reduction in inventory balances.
Outlook
The Company believes that focusing on products that address industry megatrends has had and will continue to have a positive effect on both our top-line growth and underlying margins. Expanding on our existing products and technology platforms with advanced capabilities, applications and data services is core to our long-term strategy. For example, the Company is aligned with platforms likely to perform well against overall market dynamics including light-trucks, SUVs and crossover vehicles and our continued focus on safety, vehicle intelligence and connectivity based products, such as our ongoing launches of our OEM MirrorEye® programs in North America and Europe as well as our next generation tachograph in Europe. In addition, we are partnering with an OEM to develop advanced system capabilities based on data services, software and AI in bus applications.
Based on IHS Market production forecasts, the North American automotive market is expected to increase from 15.6 million units in 2023 to 15.8 million units in 2024. In our Control Devices segment, we expect modest sales growth of products used in electric vehicle platforms, however, lower than initially expected due to reduced production expectations with some of our key customers. We continue to focus on improved manufacturing execution, supply chain strategies, material cost improvement actions and enterprise-wide cost improvement plans and will continue to react to changes in our end markets as needed to maintain and improve our margins. During 2024, our Control Devices segment has incurred $1.0 million of support costs for a troubled supplier. We do not expect these costs to be material for the remainder of 2024. We remain focused on drivetrain agnostic technologies to drive new business awards as our markets evolves.
In 2024, our European and North American commercial vehicle end market volumes are forecasted to decrease 11.5% and 3.0%, respectively. We expect our Electronics’ segment sales to outperform forecasted changes in production volumes due to strong demand for our existing products and the impact of ongoing launches of our OEM MirrorEye programs in North America and Europe as well as our next generation tachograph in Europe. Driven by European regulatory requirements we expect significant growth of our next generation tachograph product over the next several years. We expect continued growth in MirrorEye as our OEM programs continue to launch and as take rates continue to increase for existing OEM programs. Recovery from customers related to spot buys of materials purchased by the Company on behalf of those customers, which is recognized as revenue and material costs, increased net sales by $14.6 million for the full year 2023. As a result of supply chains normalizing and material availability improving, the Company did not incur any spot buy material purchases in the first half of 2024 and does not expect to incur additional spot buy material purchases in the future based on current market conditions. During 2024, our Electronics segment has incurred $0.5 million of support costs for a troubled supplier. We expect to continue to incur these costs in the second half of 2024.
In the second half of 2024, we expect net D&D spending to remain relatively stable driven by operating cost control reduced launch activities, and as a result, we expect lower customer reimbursements and capitalization of software development costs. We continue to execute our strategy to optimize our engineering footprint to enhance capabilities and capacity for the most efficient return on our engineering spend including the reorganization of our Solna, Sweden location which resulted in business realignment expense of $1.4 million in the second quarter of 2024.
In July 2024, the International Monetary Fund forecasted the Brazil gross domestic product to grow 2.1% in 2024. We expect our served market channels to remain relatively stable in 2024 based on current market and economic conditions, however our sales of in region OEM products have been lower than expected due to lower customer demand. Stoneridge Brazil continues to focus on growing our OEM capabilities in-region to better support our global customers. We expect this strategy will provide opportunities for future growth and a platform to continue to rotate our local portfolio to more closely align with our global products. In addition, we continue to align our global engineering capabilities and footprint by expanding our Brazilian engineering center.
We remain focused on improving cash generation and the reduction of debt through targeted actions to reduce net working capital, particularly our inventory levels, as the impacts from our Electronics segment product launches normalize.
We expect higher interest expense in 2024 driven by higher outstanding balances on our Credit Facility.
Our future effective tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles and our jurisdictional mix of earnings. We monitor these factors and the impact on our effective tax rate.

Other Matters
A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. Dollar strengthened against the euro, Swedish krona, Chinese yuan, Mexican peso, Brazilian real and Argentine peso in 2024 and the Swedish krona, Chinese yuan and Argentine peso in 2023, unfavorably impacting our reported results.
We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance and resignation related costs that we refer to as business realignment charges. Business realignment costs of $1.9 million were incurred in both the three months ended June 30, 2024 and 2023, respectively.
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
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Three months ended June 30,	2024		2023		Dollar increase (decrease)
Net sales	$237,059	100.0%	$266,814	100.0%	$(29,755)
Costs and expenses:
Cost of goods sold	183,319	77.3	206,326	77.3	(23,007)
Selling, general and administrative	31,876	13.4	33,491	12.6	(1,615)
Design and development	18,457	7.8	22,666	8.5	(4,209)
Operating income	3,407	1.4	4,331	1.6	(924)
Interest expense, net	3,801	1.6	3,120	1.2	681
Equity in loss of investee	52	—	329	0.1	(277)
Other (income) expense, net	(2,296)	(1.0)	2,387	0.9	(4,683)
Income (loss) before income taxes	1,850	0.8	(1,505)	(0.6)	3,355
(Benefit) provision for income taxes	(936)	(0.4)	1,487	0.6	(2,423)
Net income (loss)	$2,786	1.2%	$(2,992)	(1.1)%	$5,778
Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Three months ended June 30,	2024		2023		Dollar decrease	Percent decrease
Control Devices	$79,899	33.7%	$92,120	34.5%	$(12,221)	(13.3)%
Electronics	145,511	61.4	159,786	59.9	(14,275)	(8.9)%
Stoneridge Brazil	11,649	4.9	14,908	5.6	(3,259)	(21.9)%
Total net sales	$237,059	100.0%	$266,814	100.0%	$(29,755)	(11.2)%
Our Control Devices segment net sales decreased $12.2 million because of decreases in our North American and China automotive markets of $11.5 million and $1.4 million, respectively. The decrease in our North American automotive market was primarily due to lower customer volumes and the expected wind down of end-of-life programs. These decreases were offset by an increase in our China commercial vehicle markets of $1.2 million. In addition, second quarter of 2024 net sales were adversely impacted by an increase in unfavorable foreign currency translation of $0.4 million.

Our Electronics segment net sales decreased $14.3 million because of lower customer production volumes in our European and North American commercial vehicle markets of $5.8 million and $2.5 million, respectively, mitigated by the ramp-up of recently launched programs, including our next generation tachograph. Net sales also decreased because of the 2023 impacts of both required electronic component spot buy purchases of $4.3 million and retroactive price increases of $3.1 million. These decreases were offset by increases in our European off-highway market of $2.3 million. Second quarter of 2024 net sales were adversely impacted by euro and Swedish krona foreign currency translation of $1.1 million compared to the prior year quarter.
Our Stoneridge Brazil segment net sales decreased $3.3 million mostly because of lower OEM product sales from lower customer volumes and lower sales of tracking devices and monitoring service fees. In addition, second quarter of 2024 net sales were adversely impacted by an increase in unfavorable foreign currency translation of $0.7 million.
Net sales by geographic location are summarized in the following table (in thousands):

Three months ended June 30,	2024		2023		Dollar decrease	Percent decrease
North America	$121,515	51.3%	$135,590	50.8%	$(14,075)	(10.4)%
South America	11,649	4.9	14,908	5.6	(3,259)	(21.9)%
Europe and Other	103,895	43.8	116,316	43.6	(12,421)	(10.7)%
Total net sales	$237,059	100.0%	$266,814	100.0%	$(29,755)	(11.2)%
The decrease in North American net sales was mostly attributable to a decrease in sales volume in our automotive and commercial vehicle markets of $11.6 million and $3.0 million, respectively. The decrease in our North American automotive market was partially caused by the expected wind down of end-of-life programs. These decreases were offset by higher sales in our agricultural market of $0.5 million.
The decrease in net sales in South America was primarily due to lower sales in local OEM products, tracking devices and monitoring service fees. In addition, second quarter of 2024 net sales were adversely impacted by an increase in unfavorable foreign currency translation of $0.7 million.
The decrease in net sales in Europe and Other was due to decreases in customer production volumes in our European commercial vehicle and China automotive markets of $5.9 million and $1.4 million, respectively, as well as a decrease in electronic component spot buys of $3.7 million and a decrease in negotiated price increases of $2.1 million. These decreases were offset by higher sales in our European off-highway market of $2.3 million. Net sales were adversely impacted by an increase in unfavorable foreign currency translation of $1.5 million.
Cost of Goods Sold and Gross Margin. Cost of goods sold decreased compared to the second quarter of 2023 and our gross margin remained consistent at 22.7% compared to the second quarter of 2023. Our material cost as a percentage of net sales decreased to 55.9% in the second quarter of 2024 from 58.3% in the second quarter of 2023. The decrease in material cost percentage was due to favorable product mix and material cost improvements as well as a reduction in foreign exchange related material variances. Overhead as a percentage of net sales was 16.6% and 14.1% for the second quarter of 2024 and 2023, respectively. The increase in overhead as a percentage of sales was attributable to higher warranty and indirect wage and fringe benefits.
Our Control Devices segment gross margin slightly decreased primarily because of lower sales offset by improved sales mix.
Our Electronics segment gross margin remained consistent with the prior year second quarter as lower contribution from lower sales levels and higher overhead spending were offset by lower direct material from a reduction in foreign exchange related material variances.
Our Stoneridge Brazil segment gross margin increased primarily because of favorable sales mix of relatively higher proportion of monitoring fees.
Selling, General and Administrative. SG&A expenses decreased by $1.6 million primarily because of lower business realignment costs, lower professional services and a 2024 non-recurring commercial settlement gain offset by higher medical insurance costs.
Design and Development. D&D costs decreased by $4.2 million because of higher customer reimbursements in our Electronics segment.

Operating Income. Operating income (loss) by segment is summarized in the following table (in thousands):

Three months ended June 30,	2024	2023	Dollar increase (decrease)	Percent increase (decrease)
Control Devices	$3,725	$5,074	$(1,349)	(26.6)%
Electronics	9,831	7,444	2,387	32.1
Stoneridge Brazil	(41)	899	(940)	(104.6)
Unallocated corporate	(10,108)	(9,086)	(1,022)	(11.2)
Operating income (loss)	$3,407	$4,331	$(924)	(21.3)%
Our Control Devices segment operating income decreased because of lower contribution margin from lower sales levels offset by lower D&D spending.
Our Electronics segment operating income increased primarily because of lower D&D from higher customer reimbursements and lower SG&A from 2023 business realignment costs offset by lower contribution from lower sales levels.
Our Stoneridge Brazil segment prior year operating income decreased to an operating loss in the current year because of lower contribution from lower sales levels offset by lower SG&A spending.
Our unallocated corporate operating loss increased from higher SG&A and D&D spending.
Operating income (loss) by geographic location is summarized in the following table (in thousands):

Three months ended June 30,	2024	2023	Dollar increase (decrease)	Percent increase (decrease)
North America	$(7,158)	$(489)	$(6,669)	(1,363.8)%
South America	(41)	899	(940)	(104.6)
Europe and Other	10,606	3,921	6,685	170.5
Operating income (loss)	$3,407	$4,331	$(924)	(21.3)%
Our North American operating loss increased due to higher SG&A and D&D spending. Operating loss in South America increased due to lower contribution from lower sales levels offset by favorable product mix. Our operating results in Europe and Other increased primarily due to lower D&D and SG&A spending.
Interest Expense, net. Interest expense, net was $3.8 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively. The increase for the quarter ended June 30, 2024, was the result of higher outstanding balances and higher benchmark rates affecting our floating rate Credit Facility debt.
Equity in Loss of Investee. Equity loss for Autotech Fund II was $0.1 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively.
Other (Income) Expense, net. We record certain foreign currency transaction (gains) losses as a component of other (income) expense, net on the condensed consolidated statement of operations. Other (income) expense, net of $(2.3) million increased by $4.7 million compared to the second quarter of 2023 due to foreign currency transaction gains in our Electronics and SRB segments from the strengthening of the U.S. dollar.
(Benefit) Provision for Income Taxes. For the three months ended June 30, 2024, income tax benefit of $0.9 million was attributable to the mix of earnings among tax jurisdictions and U.S. taxes on foreign earnings, offset by tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (50.6)% varies from the statutory tax rate primarily due to U.S. taxes on foreign earnings offset by the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions.
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

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Six months ended June 30,	2024		2023		Dollar increase / (decrease)
Net sales	$476,216	100.0%	$508,139	100.0%	$(31,923)
Costs and expenses:
Cost of goods sold	374,119	78.6	404,849	79.7	(30,730)
Selling, general and administrative	62,299	13.1	63,354	12.5	(1,055)
Design and development	36,060	7.6	39,634	7.8	(3,574)
Operating income	3,738	0.7	302	0.2	3,436
Interest expense, net	7,435	1.6	5,866	1.2	1,569
Equity in loss of investee	329	0.1	500	0.1	(171)
Other (income) expense, net	(260)	—	3,535	0.8	(3,795)
Loss before income taxes	(3,766)	(1.0)	(9,599)	(2.0)	5,833
(Benefit) provision for income taxes	(426)	(0.1)	779	0.2	(1,205)
Net loss	$(3,340)	(0.9)%	$(10,378)	(2.1)%	$7,038
Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Six months ended June 30,	2024		2023		Dollar decrease	Percent decrease
Control Devices	$157,057	33.0%	$178,062	35.0%	$(21,005)	(11.8)%
Electronics	295,294	62.0	300,913	59.2	(5,619)	(1.9)%
Stoneridge Brazil	23,865	5.0	29,164	5.7	(5,299)	(18.2)%
Total net sales	$476,216	100.0%	$508,139	100.0%	$(31,923)	(6.3)%
Our Control Devices segment net sales decreased $21.0 million because of decreases in our North American automotive market of $21.1 million, including the impact of expected end of life production for certain programs and lower demand for electronic vehicle related products, and decreases in our China automotive market of $0.8 million. These decreases were offset by an increase in our China commercial vehicle market of $2.1 million. In addition, net sales for the six months ended June 30, 2024 were impacted by unfavorable foreign currency translation of $0.9 million.
Our Electronics segment net sales decreased $5.6 million because of higher sales volumes in our European and North American commercial vehicle markets of $6.4 million and $2.4 million, respectively, which were more than offset by the 2023 impacts of both required electronic component spot buy purchases of $13.3 million and retroactive price increases of $3.0 million. As well as lower sales in our agricultural market of $1.8 million. In addition, we experienced higher sales volumes in our North American and European off-highway vehicle markets of $2.9 million and $1.2 million, respectively, and unfavorable euro and Swedish krona foreign currency translation of $0.5 million compared to the prior year.
Our Stoneridge Brazil segment net sales decreased because of lower sales of our OEM products, monitoring service fees and tracking devices.
Net sales by geographic location are summarized in the following table (in thousands):

Six months ended June 30,	2024		2023		Dollar decrease	Percent decrease
North America	$239,630	50.3%	$259,313	51.0%	$(19,683)	(7.6)%
South America	23,865	5.0	29,164	5.7	(5,299)	(18.2)%
Europe and Other	212,721	44.7	219,662	43.2	(6,941)	(3.2)%
Total net sales	$476,216	100.0%	$508,139	100.0%	$(31,923)	(6.3)%

The decrease in North American net sales was mostly attributable to decreases in sales volume in our automotive market including the impact of expected end of life production for certain programs and lower demand for electric vehicle related products and our agricultural market of $21.2 million and $0.6 million, respectively, as well as the 2023 impact of required electronic component spot buy purchases of $2.2 million. These decreases were offset by higher sales volume in our North American off-highway and commercial vehicle markets of $2.8 million and $1.8 million, respectively.
The decrease in net sales in South America was primarily due to lower sales in our OEM products, monitoring service fees and tracking devices.
The decrease in net sales in Europe and Other was due to 2023 required customer recoveries of electronic component spot buys of $11.1 million and a reduction in negotiated price increases of $2.0 million. In addition, we experienced decreases in our China automotive market of $0.8 million as well as unfavorable foreign currency translation of $1.5 million. These decreases were offset by increases in our European commercial vehicle market, including sales related to the launch of a next generation tachograph, and China commercial vehicle markets of $6.4 million and $2.3 million, respectively.
Cost of Goods Sold and Gross Margin. Cost of goods sold decreased compared to the six months ended June 30, 2023 and our gross margin increased from 20.3% in the first six months of 2023 to 21.4% in the first six months of 2024. Our material cost as a percentage of net sales decreased from 60.3% in the first six months of 2023 to 57.4% in the first six months of 2024. The decrease in material cost percentage was partially due to the impact of required electronic component spot buy purchases, reimbursed by customers. The impact of these spot buy purchases increased cost of goods sold by $13.5 million, or 2.7% of sales, for the first six months of 2023, which reduced gross margin percent by 0.6% in 2023. Other factors contributing to the reduction in material costs were favorable product mix and material cost improvement actions. Overhead as a percentage of net sales was 16.4% and 14.4% for the first six months of 2024 and 2023, respectively. The increase in overhead as a percentage of sales was attributable to higher indirect wage inflation and adverse leverage from lower sales levels.
Our Control Devices segment gross margin increased primarily as a result of favorable sales mix.
Our Electronics segment gross margin increased because of the reduction of the adverse effect of required electronic component spot buy purchases, net of customer recoveries, favorable sales mix and material cost improvement actions.
Our Stoneridge Brazil segment gross margin decreased primarily because of lower contribution on lower sales levels.
Selling, General and Administrative. SG&A expenses decreased by $1.1 million primarily due to lower business realignment costs offset by higher share based compensation expense due the forfeiture of certain grants associated with employee resignations in 2023.
Design and Development. D&D costs decreased by $3.6 million because of higher customer reimbursements for our Electronics segment.
Operating Income. Operating income (loss) by segment is summarized in the following table (in thousands):

Six months ended June 30,	2024	2023	Dollar increase / (decrease)	Percent increase / (decrease)
Control Devices	$5,889	$7,161	$(1,272)	(17.8)%
Electronics	16,920	8,844	8,076	91.3%
Stoneridge Brazil	163	2,242	(2,079)	(92.7)%
Unallocated corporate	(19,234)	(17,945)	(1,289)	(7.2)%
Operating income (loss)	$3,738	$302	$3,436	(1137.7)%
Our Control Devices segment operating income decreased because of lower contribution from lower sales offset by lower D&D spending and lower SG&A from a 2024 nonrecurring commercial settlement gain.
Our Electronics segment operating income increased primarily because of lower D&D from higher customer reimbursements and lower SG&A from 2023 business realignment costs.
Our Stoneridge Brazil segment operating income decreased because of lower contribution from lower sales levels offset by favorable sales mix of relatively higher proportion of monitoring fees.

Our unallocated corporate operating loss increased primarily from higher share based compensation expense due the forfeiture of certain grants associated with employee resignations in 2023 offset by lower business realignment costs.
Operating income (loss) by geographic location is summarized in the following table (in thousands):

Six months ended June 30,	2024	2023	Dollar increase (decrease)	Percent increase (decrease)
North America	$(12,764)	$(7,359)	$(5,405)	(73.4)%
South America	163	2,242	(2,079)	(92.7)%
Europe and Other	16,339	5,419	10,920	201.5%
Operating income (loss)	$3,738	$302	$3,436	(1137.7)%
Our North American operating loss increased because of higher material and labor costs, higher share based compensation and a 2023 gain on disposal of fixed assets offset by a favorable commercial settlement. Operating income in South America decreased because of lower contribution from lower sales levels offset by favorable product mix. Our operating results in Europe and Other increased primarily because of lower direct material costs and SG&A and D&D spending offset by lower contribution and adverse leverage from lower sales levels.
Interest Expense, net. Interest expense, net was $7.4 million and $5.9 million for the six months ended June 30, 2024 and 2023, respectively. The increase was the result of higher outstanding balances and higher benchmark rates affecting our floating rate Credit Facility debt.
Equity in Loss of Investee. Equity loss for Autotech Fund II was $0.3 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.
Other (Income) Expense, net. We record certain foreign currency transaction (gains) losses as a component of other (income) expense, net on the condensed consolidated statement of operations. Other (income) expense, net of $(0.3) million increased by $3.8 million compared to the first six months of 2023 due to the impact of favorable foreign currency movements in our Electronics and SRB segments from moderated strengthening of the U.S. dollar.
(Benefit) Provision for Income Taxes. For the six months ended June 30, 2024, income tax benefit of $0.4 million was attributable to the mix of earnings among tax jurisdictions and U.S. taxes on foreign earnings offset by tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives. The effective tax rate of 11.3% varies from the statutory tax rate primarily due to U.S. taxes on foreign earnings offset by the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives.
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
Liquidity and Capital Resources
Summary of Cash Flows:

Six months ended June 30,	2024	2023
Net cash provided by (used for):
Operating activities	$17,762	$(4,688)
Investing activities	(12,958)	(16,296)
Financing activities	(1,679)	923
Effect of exchange rate changes on cash and cash equivalents	(1,854)	(32)
Net change in cash and cash equivalents	$1,271	$(20,093)
Cash provided by operating activities increased compared to 2023 primarily due to a reduction in cash used to support working capital levels. Cash provided by receivables was favorable to 2023 as the result of lower sales levels while collection terms remained consistent. Cash provided by inventory improved from the prior year due to the 2023 ramp up of new product launches, the mitigation of supply chain disruptions and the impact of our inventory reduction actions.

Net cash used for investing activities decreased compared to 2023 due to lower capital expenditures and capitalized software development costs as well as the 2023 impact of cash proceeds from the sale of equipment.
Net cash used for financing activities increased compared to 2023 due to an increase in Credit Facility payments net of borrowings.
As outlined in Note 7 to our condensed consolidated financial statements, the Credit Facility permits borrowing up to a maximum level of $275.0 million. This variable rate facility provides the flexibility to refinance other outstanding debt or finance acquisitions through November 2026. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants that place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $187.4 million at June 30, 2024.
The Company was in compliance with all covenants at June 30, 2024 and December 31, 2023. The Company has not experienced a violation that would limit the Company’s ability to borrow under the Credit Facility and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance due to the adverse impact of macroeconomic conditions and supply chain disruptions on the Company’s markets and general global demand. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.
The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $1.9 million and $2.0 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023 there were no borrowings outstanding on this overdraft credit line. During the six months ended June 30, 2024, the subsidiary borrowed and repaid 186.5 million Swedish krona, or $17.6 million.
The Company’s wholly owned subsidiary located in Suzhou, China, has lines of credit that allow up to a maximum borrowing level of 20.0 million Chinese yuan, or $2.8 million at both June 30, 2024 and December 31, 2023. At June 30, 2024 and at December 31, 2023 there was $2.1 million and $2.1 million, respectively, in borrowings outstanding on the Suzhou credit line with a weighted-average interest rate of 3.25%. The Suzhou credit line is included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60.0 million Chinese yuan, or $8.3 million and $8.5 million at June 30, 2024 and December 31, 2023, respectively. There was $0.0 million and $2.4 million utilized on the Suzhou bank acceptance draft line of credit at June 30, 2024 and December 31, 2023, respectively. The Suzhou bank acceptance draft line of credit is included on the condensed consolidated balance sheet within accounts payable.
In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech, a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. As of June 30, 2024, the Company’s cumulative investment in the Autotech Fund II was $8.7 million. The Company contributed $0.3 million to Autotech Fund II during the six months ended June 30, 2024 and made no contributions during the six months ended June 30, 2023.
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
At June 30, 2024, we had a cash and cash equivalents balance of approximately $42.1 million, of which 84.7% was held in foreign locations. The Company has approximately $87.6 million of undrawn commitments under the Credit Facility as of June 30, 2024, which results in total undrawn commitments and cash balances of more than $129.7 million. However, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance.
The principal sources of liquidity available for our future cash requirements are expected to be (i) cash flows from operations, (ii) cash and cash equivalents on hand and (iii) borrowings from our Credit Facility. We believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital and other commitments during the next twelve months. While uncertainty surrounding the current economic environment could adversely impact our business, based on our current financial position, we believe it is unlikely that any such effects would preclude us from maintaining sufficient liquidity.

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
Critical Accounting Policies and Estimates
The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2023 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2023 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the second quarter of 2024.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of Common Shares made by us during the three months ended June 30, 2024. There were 4,076 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/24-4/30/24	1,929	$17.83	N/A	N/A
5/1/24-5/31/24	2,147	$15.32	N/A	N/A
6/1/24-6/30/24	—	$—	N/A	N/A
Total	4,076
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Exit Agreement, dated May 3, 2024, by and between Stoneridge, Inc. and Peter Österberg, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	101	XBRL Exhibits:

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104
The cover page from our Quarterly Report on Form 10-Q for the period ended June 30, 2024, filed with the Securities and Exchange Commission on July 31, 2024, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: July 31, 2024	/s/ James Zizelman
James Zizelman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 31, 2024	/s/ Matthew R. Horvath
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)