Form 10-Q
period 2024-09-30
STONERIDGE INC
filed 2024-10-30
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2024
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period     for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No
The number of Common Shares, without par value, outstanding as of October 25, 2024 was 27,688,071.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
STONERIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,138	$40,841
Accounts receivable, less reserves of $845 and $1,058, respectively	158,529	166,545
Inventories, net	176,445	187,758
Prepaid expenses and other current assets	25,301	34,246
Total current assets	414,413	429,390
Long-term assets:
Property, plant and equipment, net	103,450	110,126
Intangible assets, net	44,206	47,314
Goodwill	35,593	35,295
Operating lease right-of-use asset	10,758	10,795
Investments and other long-term assets, net	54,103	46,980
Total long-term assets	248,110	250,510
Total assets	$662,523	$679,900

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$—	$2,113
Accounts payable	98,130	111,925
Accrued expenses and other current liabilities	71,761	64,203
Total current liabilities	169,891	178,241
Long-term liabilities:
Revolving credit facility	196,322	189,346
Deferred income taxes	6,344	7,224
Operating lease long-term liability	7,219	7,684
Other long-term liabilities	11,397	9,688
Total long-term liabilities	221,282	213,942
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	—	—
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,689 and 27,549 shares outstanding at September 30, 2024 and December 31, 2023, respectively, with no stated value	—	—
Additional paid-in capital	224,944	227,340
Common Shares held in treasury, 1,277 and 1,417 shares at September 30, 2024 and December 31, 2023, respectively, at cost	(38,641)	(43,344)
Retained earnings	186,099	196,509
Accumulated other comprehensive loss	(101,052)	(92,788)
Total shareholders' equity	271,350	287,717
Total liabilities and shareholders' equity	$662,523	$679,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023

Net sales	$213,831	$238,164	$690,047	$746,303
Costs and expenses:
Cost of goods sold	169,340	185,689	543,459	590,538
Selling, general and administrative	26,533	28,111	88,832	91,465
Design and development	17,643	17,852	53,703	57,486
Operating income	315	6,512	4,053	6,814
Interest expense, net	3,604	3,313	11,039	9,179
Equity in loss of investee	752	141	1,081	641
Other (income) expense, net	(384)	(1,383)	(644)	2,152
(Loss) income before income taxes	(3,657)	4,441	(7,423)	(5,158)
Provision for income taxes	3,413	2,270	2,987	3,049
Net (loss) income	$(7,070)	$2,171	$(10,410)	$(8,207)

(Loss) earnings per share:
Basic	$(0.26)	$0.08	$(0.38)	$(0.30)
Diluted	$(0.26)	$0.08	$(0.38)	$(0.30)

Weighted-average shares outstanding:
Basic	27,618	27,484	27,586	27,428
Diluted	27,618	27,734	27,586	27,428
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023

Net (loss) income	$(7,070)	$2,171	$(10,410)	$(8,207)

Other comprehensive income (loss), net of tax:
Foreign currency translation	8,142	(6,969)	(5,191)	95
Unrealized loss on derivatives (1)	(943)	(126)	(3,073)	(70)
Other comprehensive income (loss), net of tax	7,199	(7,095)	(8,264)	25

Comprehensive income (loss)	$129	$(4,924)	$(18,674)	$(8,182)

(1)
Net of tax benefit of $251 and $34 for the three months ended September 30, 2024 and 2023, respectively. Net of tax benefit of $817 and $19 for the nine months ended September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30, (in thousands)	2024	2023

OPERATING ACTIVITIES:
Net loss	$(10,410)	$(8,207)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	19,695	19,800
Amortization, including accretion and write-off of deferred financing costs	6,812	6,077
Deferred income taxes	(6,339)	(2,732)
Loss of equity method investee	1,081	641
Loss (gain) on sale of fixed assets	257	(861)
Share-based compensation expense	3,092	2,272
Excess tax deficiency related to share-based compensation expense	263	74
Changes in operating assets and liabilities:
Accounts receivable, net	6,042	(21,335)
Inventories, net	9,694	(33,651)
Prepaid expenses and other assets	4,949	7,473
Accounts payable	(13,127)	23,322
Accrued expenses and other liabilities	6,508	1,459
Net cash provided by (used for) operating activities	28,517	(5,668)

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(19,049)	(28,584)
Proceeds from sale of fixed assets	312	1,841
Investment in venture capital fund, net	(260)	(200)
Net cash used for investing activities	(18,997)	(26,943)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	98,000	81,365
Revolving credit facility payments	(91,000)	(64,568)
Proceeds from issuance of debt	24,277	27,579
Repayments of debt	(26,364)	(27,145)
Repurchase of Common Shares to satisfy employee tax withholding	(780)	(1,697)
Net cash provided by financing activities	4,133	15,534

Effect of exchange rate changes on cash and cash equivalents	(356)	(963)
Net change in cash and cash equivalents	13,297	(18,040)
Cash and cash equivalents at beginning of period	40,841	54,798

Cash and cash equivalents at end of period	$54,138	$36,758

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$11,892	$9,248
Cash paid for income taxes, net	$8,429	$8,453
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands)	Number of Common Shares outstanding	Number of treasury shares	Additional paid-in capital	Common Shares held in treasury	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity

BALANCE DECEMBER 31, 2022	27,341	1,625	$232,758	$(50,366)	$201,692	$(103,142)	$280,942
Net loss	—	—	—	—	(7,386)	—	(7,386)
Unrealized loss on derivatives, net	—	—	—	—	—	(232)	(232)
Currency translation adjustments	—	—	—	—	—	4,072	4,072
Issuance of Common Shares	234	(234)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(62)	62	—	5,649	—	—	5,649
Share-based compensation, net	—	—	(6,802)	—	—	—	(6,802)
BALANCE MARCH 31, 2023	27,513	1,453	$225,956	$(44,717)	$194,306	$(99,302)	$276,243

Net loss	—	—	—	—	(2,992)	—	(2,992)
Unrealized gain on derivatives, net	—	—	—	—	—	288	288
Currency translation adjustments	—	—	—	—	—	2,992	2,992
Issuance of Common Shares	15	(15)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(6)	6	—	350	—	—	350
Share-based compensation, net	—	—	757	—	—	—	757
BALANCE JUNE 30, 2023	27,522	1,444	$226,713	$(44,367)	$191,314	$(96,022)	$277,638

Net income	—	—	—	—	2,171	—	2,171
Unrealized loss on derivatives, net	—	—	—	—	—	(126)	(126)
Currency translation adjustments	—	—	—	—	—	(6,969)	(6,969)
Issuance of Common Shares	45	(45)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(19)	19	—	959	—	—	959
Share-based compensation, net	—	—	(331)	—	—	—	(331)
BALANCE SEPTEMBER 30, 2023	27,548	1,418	$226,382	$(43,408)	$193,485	$(103,117)	$273,342

BALANCE DECEMBER 31, 2023	27,549	1,417	$227,340	$(43,344)	$196,509	$(92,788)	$287,717
Net loss	—	—	—	—	(6,126)	—	(6,126)
Unrealized gain on derivatives, net	—	—	—	—	—	70	70
Currency translation adjustments	—	—	—	—	—	(4,879)	(4,879)
Issuance of Common Shares	154	(154)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(36)	36	—	3,958	—	—	3,958
Share-based compensation, net	—	—	(3,484)	—	—	—	(3,484)
BALANCE MARCH 31, 2024	27,667	1,299	$223,856	$(39,386)	$190,383	$(97,597)	$277,256

Net income	—	—	—	—	2,786	—	2,786
Unrealized loss on derivatives, net	—	—	—	—	—	(2,200)	(2,200)
Currency translation adjustments	—	—	—	—	—	(8,454)	(8,454)
Issuance of Common Shares	16	(16)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(4)	4	—	320	—	—	320
Share-based compensation, net	—	—	743	—	—	—	743
BALANCE JUNE 30, 2024	27,679	1,287	$224,599	$(39,066)	$193,169	$(108,251)	$270,451

Net loss	—	—	—	—	(7,070)	—	(7,070)
Unrealized loss on derivatives, net	—	—	—	—	—	(943)	(943)
Currency translation adjustments	—	—	—	—	—	8,142	8,142
Issuance of Common Shares	18	(18)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(8)	8	—	425	—	—	425
Share-based compensation, net	—	—	345	—	—	—	345
BALANCE SEPTEMBER 30, 2024	27,689	1,277	$224,944	$(38,641)	$186,099	$(101,052)	$271,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(1) Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2023 Form 10-K.
Reclassifications
Certain prior period amounts have been reclassified to conform to their 2024 presentation in the condensed consolidated financial statements.
(2) Recently Issued Accounting Standards
Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures", which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
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
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three months ended September 30, 2024 and 2023:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Three months ended September 30,	2024	2023	2024	2023	2024	2023	2024	2023
Net Sales:
North America	$60,661	$75,565	$48,734	$50,934	$—	$—	$109,395	$126,499
South America	—	—	—	—	13,219	14,168	13,219	14,168
Europe	—	—	77,751	82,737	—	—	77,751	82,737
Asia Pacific	12,468	13,779	998	981	—	—	13,466	14,760
Total net sales	$73,129	$89,344	$127,483	$134,652	$13,219	$14,168	$213,831	$238,164
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the nine months ended September 30, 2024 and 2023:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Nine months ended September 30,	2024	2023	2024	2023	2024	2023	2024	2023
Net Sales:
North America	$193,874	$229,990	$155,151	$155,823	$—	$—	$349,025	$385,813
South America	—	—	—	—	37,084	43,332	37,084	43,332
Europe	—	—	264,739	269,154	—	—	264,739	269,154
Asia Pacific	36,312	37,416	2,887	10,588	—	—	39,199	48,004
Total net sales	$230,186	$267,406	$422,777	$435,565	$37,084	$43,332	$690,047	$746,303
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
Our aftermarket products are focused on meeting the demand for safety, compliance and entertainment applications. Including products, accessories and replacement parts and are sold primarily to aftermarket distributors in our South American and European markets, as well as direct to aftermarket customers in North America. Aftermarket products have one type of performance obligation, which is the delivery of aftermarket parts and spare parts. For aftermarket customers, the Company typically has standard terms and conditions for all customers. In addition, aftermarket products have alternative use as they can be sold to multiple customers. Revenue for aftermarket part production contracts is recognized at a point in time when the control of the parts transfers to the customer, which is based on the shipping terms. Aftermarket contracts may include variable consideration related to discounts and rebates, which is included in the transaction price upon recognizing the product revenue.
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
Contract Balances
The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of September 30, 2024 and December 31, 2023.
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

	September 30, 2024	December 31, 2023
Raw materials	$128,437	$142,744
Work-in-progress	8,071	11,907
Finished goods	39,937	33,107
Total inventories, net	$176,445	$187,758

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Inventory valued using the FIFO method was $162,151 and $176,033 at September 30, 2024 and December 31, 2023, respectively. Inventory valued using the average cost method was $14,294 and $11,725 at September 30, 2024 and December 31, 2023, respectively.
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
Derivative Instruments and Hedging Activities
On September 30, 2024, the Company had open Mexican peso-denominated foreign currency forward contracts. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2024 and 2023. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.
Foreign Currency Exchange Rate Risk
Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction with the resulting adjustments included on the condensed consolidated statements of operations within other (income) expense, net. These foreign currency transaction (gains) losses, including the impact of hedging activities, were $(320) and $(1,359) for the three months ended September 30, 2024 and 2023, respectively, and $(646) and $2,099 for the nine months ended September 30, 2024 and 2023, respectively.
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
In certain instances, the foreign currency forward contracts may not qualify for hedge accounting or are not designated as hedges and, therefore, are marked-to-market with gains and losses recognized in the Company’s condensed consolidated statements of operations as a component of other (income) expense, net. At September 30, 2024, all of the Company’s foreign currency forward contracts were designated as cash flow hedges.
The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:
Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges
The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at September 30, 2024 of $31,183, which expire ratably on a monthly basis from October 2024 to December 2025. The notional amounts at December 31, 2023 related to Mexican peso-denominated foreign currency forward contracts were $26,613.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The Company evaluated the effectiveness of the Mexican peso denominated forward contracts held as of September 30, 2024 and concluded that the hedges were highly effective.
Interest Rate Risk
Interest Rate Risk – Cash Flow Hedge
On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Swap”) with a notional amount of $50,000 to hedge its exposure to interest payment fluctuations on a portion of its Credit Facility borrowings. The Swap matured on March 10, 2023. The Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's Fourth Amended and Restated Credit Agreement, as amended, (the “Fourth Amended and Restated Credit Agreement”). Accordingly, the change in fair value of the Swap was recognized in accumulated other comprehensive loss. The Swap agreement required monthly settlements on the same days that the Fourth Amended and Restated Credit Agreement interest payments were due. The Swap's maturity date of March 10, 2023, was before the Fourth Amended and Restated Credit Agreement maturity date of June 5, 2024. Under the Swap terms, the Company paid a fixed interest rate and received a floating interest rate based on the one-month LIBOR, with a floor. The critical terms of the Swap were aligned with the terms of the Fourth Amended and Restated Credit Agreement, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Swap were recognized as a component of interest expense, net on the condensed consolidated statements of operations. The Swap settlements reduced interest expense, net by $290 for the nine months ended September 30, 2023.
The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Notional amounts (A)		Prepaid expenses and other current assets		Accrued expenses and other current liabilities
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$31,183	$26,613	$—	$1,858	$2,032	$—
_____________________________
(A)Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.
Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net (loss) income for the three months ended September 30 were as follows:

	(Loss) gain recorded in other comprehensive income (loss)		(Loss) gain reclassified from other comprehensive income (loss) into net (loss) income (A)
	2024	2023	2024	2023
Derivatives designated as cash flow hedges:
Forward currency contracts	$(1,629)	$67	$(435)	$227
_____________________________

(A)
(Losses) gains reclassified from other comprehensive income (loss) into net (loss) income recognized in selling, general and administrative expenses (“SG&A”) in the Company’s condensed consolidated statements of operations were $(142) and $54 for the three months ended September 30, 2024 and 2023, respectively. (Losses) gains reclassified from other comprehensive income (loss) into net (loss) income recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $(293) and $173 for the three months ended September 30, 2024 and 2023, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Gross amounts recorded for the cash flow and net investment hedges in other comprehensive (loss) income and in net loss for the nine months ended September 30 were as follows:

	(Loss) gain recorded in other comprehensive (loss) income		Gain reclassified from other comprehensive (loss) income into net loss (A)
	2024	2023	2024	2023
Derivatives designated as cash flow hedges:
Forward currency contracts	$(3,257)	$483	$633	$278
Interest rate swap	$—	$(4)	$—	$290

(A)
Gains reclassified from other comprehensive (loss) income into net loss recognized in SG&A in the Company’s condensed consolidated statements of operations were $109 and $66 for the nine months ended September 30, 2024 and 2023, respectively. Gains reclassified from other comprehensive (loss) income into net loss recognized in COGS in the Company’s condensed consolidated statements of operations were $524 and $212 for the nine months ended September 30, 2024 and 2023, respectively. Gains reclassified from other comprehensive (loss) income into net loss recognized in interest expense, net in the Company’s condensed consolidated statements of operations were $0 and $290 for the nine months ended September 30, 2024 and 2023, respectively.

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

		September 30, 2024			December 31, 2023
		Fair values estimated using
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs	Fair value
Financial assets carried at fair value:
Forward currency contracts	$—	$—	$—	$—	$1,858
Total financial assets carried at fair value	$—	$—	$—	$—	$1,858

Financial liabilities carried at fair value:
Forward currency contracts	$2,032	$—	$2,032	$—	$—
Total financial liabilities carried at fair value	$2,032	$—	$2,032	$—	$—
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the nine months ended September 30, 2024.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(6) Share-Based Compensation
Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expense, was $885 and $1,001 for the three months ended September 30, 2024 and 2023, respectively. Compensation expense for share-based compensation arrangements was $3,092 and $2,272 for the nine months ended September 30, 2024 and 2023, respectively. The nine months ended September 30, 2023 included income from the forfeiture of certain grants associated with employee resignations.
(7) Debt
Debt consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023	Interest rates at September 30, 2024	Maturity
Revolving Credit Facility
Revolving Credit Facility	$196,322	$189,346	7.16%	November 2026

Debt
Suzhou short-term credit line	—	2,113
Total debt	—	2,113
Less: current portion	—	(2,113)
Total long-term debt, net	$—	$—
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
On November 2, 2023, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility provides for a $275,000 senior secured revolving credit facility and it replaced and superseded the Fourth Amended and Restated Credit Agreement. The Credit Facility has an accordion feature, which allows the Company to increase the availability by up to $150,000 upon the satisfaction of certain conditions, including the consent of lenders providing the increase in commitments, and also includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Credit Facility has a termination date of November 2, 2026. Borrowings under the Credit Facility bear interest at either the Base Rate or the SOFR rate, at the Company’s option, plus the applicable margin as set forth in the Credit Facility. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio.
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
Borrowings outstanding on the Credit Facility were $196,322 and $189,346 at September 30, 2024 and December 31, 2023, respectively.
The Company was in compliance with all Credit Facility covenants at September 30, 2024 and December 31, 2023.
The Company also has outstanding letters of credit of $1,571 at September 30, 2024 and $1,586 at December 31, 2023.
Debt
The Company’s wholly owned subsidiary located in Stockholm, Sweden (the "Stockholm subsidiary"), has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $1,969 and $1,987, at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, there were no borrowings outstanding on this overdraft credit line. During the nine months ended September 30, 2024, the subsidiary borrowed and repaid 255,062 Swedish krona, or $25,116. The Stockholm subsidiary has pledged certain of its assets as collateral in order to obtain a guarantee of certain of the Stockholm subsidiary’s obligations to third parties.
The Company’s wholly owned subsidiary located in Suzhou, China (the “Suzhou subsidiary”), had lines of credit (the “Suzhou credit line”) that matured in August 2024 and allowed up to a maximum borrowing level of 20,000 Chinese yuan, or $2,818 at December 31, 2023. At December 31, 2023 there was $2,113 in borrowings outstanding on the Suzhou credit line. The Suzhou credit line was included on the condensed consolidated balance sheets within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60,000 Chinese yuan, or $8,550 and $8,453 at September 30, 2024 and December 31, 2023, respectively. There was $0 and $2,387 utilized on the Suzhou bank acceptance draft line of credit at September 30, 2024 and December 31, 2023, respectively. The Suzhou bank acceptance draft line of credit is included on the condensed consolidated balance sheets within accounts payable.
(8) (Loss) Earnings Per Share
Basic (loss) earnings per share was computed by dividing net (loss) income by the weighted-average number of Common Shares outstanding for each respective period. Diluted (loss) earnings per share was calculated by dividing net income by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 237,870 for the three months ended September 30, 2024 were excluded from diluted loss per share because the effect would be anti-dilutive. Potential dilutive shares of 244,471 and 238,342 for the nine months ended September 30, 2024 and 2023, respectively, were excluded from diluted loss per share because the effect would be anti-dilutive.
Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic weighted-average Common Shares outstanding	27,617,663	27,483,709	27,585,904	27,428,249
Effect of dilutive shares	—	250,400	—	—
Diluted weighted-average Common Shares outstanding	27,617,663	27,734,109	27,585,904	27,428,249
There were 612,886 and 425,612 performance-based right to receive Common Shares outstanding at September 30, 2024 and 2023, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share, to the extent they are not anti-dilutive, based on the number of Common Shares that would be issuable if the end of the quarter were the end of the performance period.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(9) Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income for the three months ended September 30, 2024 and 2023 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at July 1, 2024	$(107,589)	$(662)	$(108,251)
Other comprehensive income (loss) before reclassifications	8,142	(1,287)	6,855
Amounts reclassified from accumulated other comprehensive loss	—	344	344
Net other comprehensive income (loss), net of tax	8,142	(943)	7,199
Balance at September 30, 2024	$(99,447)	$(1,605)	$(101,052)

Balance at July 1, 2023	$(96,310)	$288	$(96,022)
Other comprehensive (loss) income before reclassifications	(6,969)	53	(6,916)
Amounts reclassified from accumulated other comprehensive loss	—	(179)	(179)
Net other comprehensive loss, net of tax	(6,969)	(126)	(7,095)
Balance at September 30, 2023	$(103,279)	$162	$(103,117)
Changes in accumulated other comprehensive loss for the nine months ended September 30, 2024 and 2023 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at January 1, 2024	$(94,256)	$1,468	$(92,788)
Other comprehensive loss before reclassifications	(5,191)	(2,573)	(7,764)
Amounts reclassified from accumulated other comprehensive loss	—	(500)	(500)
Net other comprehensive loss, net of tax	(5,191)	(3,073)	(8,264)
Balance at September 30, 2024	$(99,447)	$(1,605)	$(101,052)

Balance at January 1, 2023	$(103,374)	$232	$(103,142)
Other comprehensive income before reclassifications	95	379	474
Amounts reclassified from accumulated other comprehensive loss	—	(449)	(449)
Net other comprehensive income (loss), net of tax	95	(70)	25
Balance at September 30, 2023	$(103,279)	$162	$(103,117)
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three months ended September 30, 2024 and 2023, the Company recognized expense of $157 and $0, respectively, related to groundwater remediation. During the nine months ended September 30, 2024 and 2023, the Company recognized expense of $157 and $125, respectively, related to groundwater remediation. At September 30, 2024 and December 31, 2023, the Company accrued $265 and $143, respectively, related to expected future remediation costs. At September 30, 2024 and December 31, 2023, $165 and $136, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amounts as of September 30, 2024 and December 31, 2023 were recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.
The Company’s Stoneridge Brazil subsidiary has civil, labor and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$43,848 ($8,049) and R$41,681 ($8,609) at September 30, 2024 and December 31, 2023, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations and cash flows.
On August 12, 2020, the Brazilian Administrative Counsel for Economic Defense (“CADE”) issued a ruling against Stoneridge Brazil for abuse of dominance and market foreclosure through its prior use of exclusivity provisions in agreements with its distributors. The CADE tribunal imposed a R$7,995 ($1,468) fine which is included in the reasonably possible contingencies noted above. The Company continues to challenge this ruling in Brazilian federal court to reverse this decision by the CADE tribunal.
Long Term Supply Commitment
In 2022, the Company entered into a long term supply agreement, as amended, with a supplier for the purchase of certain electronic semiconductor components through December 31, 2027. Pursuant to the agreement, the Company paid capacity deposits of $1,000 each in December 2022 and June 2023. The capacity deposits are recognized in prepaid and other current assets on our condensed consolidated balance sheets and amortized ratably over the life of the purchase commitment. This long term supply agreement requires the Company to purchase minimum annual volumes while requiring the supplier to sell these components at a fixed price. The Company purchased $1,840 and $1,252 of these components during the three months ended September 30, 2024 and 2023, respectively, and $2,662 and $4,579 during the nine months ended September 30, 2024 and 2023, respectively. The Company is required to purchase $3,914, $10,764, $10,764 and $3,914 of these components in each of the years 2024 through 2027, respectively.
Product Warranty and Recall
Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims, forecasts of the resolution of existing claims, expected future claims on products sold and commercial discussions with our customers. The key factors in our estimate are the warranty period and the customer source. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall reserve included $9,154 and $7,228 of a long-term liability at September 30, 2024 and December 31, 2023, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
During the second quarter of 2023, the Company received a demand for arbitration from one of our customers seeking recovery for warranty claims related to past sales of PM sensor products, a product line we exited in 2019. In March 2024, pursuant to the arbitration process, the customer submitted a formal statement of claim notification for 29,340 euro ($32,669). In May 2024, the Company responded with a formal statement of defense denying responsibility for the claim. Based on our review of the technical merits and specific claims as well as prior discussions with the customer, we believe these warranty claims lack merit and are significantly overstated. While no assurances can be made as to the ultimate outcome of this matter, or any other future claims, we do not currently believe a material loss is probable.
The following provides a reconciliation of changes in product warranty and recall reserve liability:

Nine months ended September 30,	2024	2023
Product warranty and recall reserve at beginning of period	$21,610	$13,477
Accruals for warranties established during period	13,789	10,521
Aggregate changes in pre-existing liabilities due to claim developments	416	579
Settlements made during the period	(10,240)	(5,519)
Foreign currency translation	(1)	(386)
Product warranty and recall reserve at end of period	$25,574	$18,672
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
Business realignment charges incurred by reportable segment were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Control Devices (A)	$—	$132	$—	$511
Electronics (B)	254	1,070	2,144	2,726
Unallocated Corporate (C)	—	—	59	1,137
Total business realignment charges	$254	$1,202	$2,203	$4,374
_____________________________________

(A)
Severance costs for the three months ended September 30, 2023 related to SG&A were $132. Severance costs for the nine months ended September 30, 2023 related to COGS and SG&A were $369 and $142, respectively.

(B)
Severance costs for the three months ended September 30, 2024 related to COGS and D&D were $140 and $114, respectively. Severance costs for the nine months ended September 30, 2024 related to COGS, SG&A and D&D were $140, $458 and $1,546, respectively. Severance costs for the three months ended September 30, 2023 related to COGS, SG&A and D&D were $30, $657 and $383, respectively. Severance costs for the nine months ended September 30, 2023 related to COGS, SG&A and D&D were $287, $2,056 and $383, respectively.

(C)
Severance related costs for the nine months ended September 30, 2024 related to SG&A was $59. Severance related costs for the nine months ended September 30, 2023 related to SG&A was $1,122. Severance related costs for the nine months ended September 30, 2023 related to D&D was $15.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Business realignment charges incurred, classified by statement of operations line item were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$140	$30	$140	$656
Selling, general and administrative	—	789	517	3,320
Design and development	114	383	1,546	398
Total business realignment charges	$254	$1,202	$2,203	$4,374
(12) Income Taxes
For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income. Tax jurisdictions with a projected or year to date loss for which a benefit cannot be realized are excluded.
For the three months ended September 30, 2024, income tax expense of $3,413 was attributable to the mix of earnings among tax jurisdictions and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions, offset by U.S. taxes on foreign earnings. The effective tax rate of (93.3)% varies from the statutory rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions, offset by U.S. taxes on foreign earnings.
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
For the nine months ended September 30, 2024, income tax expense of $2,987 was attributable to the mix of earnings among tax jurisdictions and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions, offset by U.S. taxes on foreign earnings. The effective tax rate of (40.2)% varies from the statutory rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions, offset by U.S. taxes on foreign earnings.
For the nine months ended September 30, 2023, income tax expense of $3,049 was attributable to the mix of earnings among tax jurisdictions as well as tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions. The effective tax rate of (59.1)% varies from the statutory rate primarily due to U.S. taxes on foreign earnings and non-deductible expenses offset by the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions and tax credits and incentives.
The OECD (Organisation for Economic Co-operation and Development) implemented a 15% global corporate minimum tax ("Pillar Two") to ensure that large multinational enterprises pay a minimum level of tax in the countries they operate. During 2023, many countries took steps to incorporate Pillar Two into their domestic laws. In 2024, we do not expect a material change to our income tax provision in connection with Pillar Two. As additional jurisdictions implement this legislation, our effective tax rate and cash tax payments could increase in future years.

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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
A summary of financial information by reportable segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net Sales:
Control Devices	$73,129	$89,344	$230,186	$267,406
Inter-segment sales	1,160	733	2,946	2,437
Control Devices net sales	74,289	90,077	233,132	269,843
Electronics	127,483	134,652	422,777	435,565
Inter-segment sales	8,184	8,649	22,492	25,656
Electronics net sales	135,667	143,301	445,269	461,221
Stoneridge Brazil	13,219	14,168	37,084	43,332
Inter-segment sales	411	—	610	—
Stoneridge Brazil net sales	13,630	14,168	37,694	43,332
Eliminations	(9,755)	(9,382)	(26,048)	(28,093)
Total net sales	$213,831	$238,164	$690,047	$746,303
Operating Income (Loss):
Control Devices	$2,131	$5,488	$8,020	$12,649
Electronics	3,514	7,647	20,434	16,491
Stoneridge Brazil	717	1,241	880	3,483
Unallocated Corporate (A)	(6,047)	(7,864)	(25,281)	(25,809)
Total operating income	$315	$6,512	$4,053	$6,814
Depreciation and Amortization:
Control Devices	$3,152	$3,100	$8,821	$9,373
Electronics	4,030	3,521	11,794	10,488
Stoneridge Brazil	1,155	1,259	3,652	3,545
Unallocated Corporate	492	593	1,696	1,800
Total depreciation and amortization (B)	$8,829	$8,473	$25,963	$25,206
Interest Expense (Income), net:
Control Devices	$9	$37	$(10)	$120
Electronics	283	456	1,387	1,452
Stoneridge Brazil	(204)	(680)	(798)	(1,269)
Unallocated Corporate	3,516	3,500	10,460	8,876
Total interest expense, net	$3,604	$3,313	$11,039	$9,179
Capital Expenditures:
Control Devices	$2,914	$2,986	$6,018	$6,961
Electronics	1,298	4,710	5,652	13,251
Stoneridge Brazil	484	889	2,223	2,307
Unallocated Corporate(C)	212	371	972	700
Total capital expenditures	$4,908	$8,956	$14,865	$23,219

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

	September 30, 2024	December 31, 2023
Total Assets:
Control Devices	$153,043	$159,612
Electronics	399,467	404,994
Stoneridge Brazil	57,789	66,318
Corporate (C)	453,201	419,469
Eliminations	(400,977)	(370,493)
Total assets	$662,523	$679,900
The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales:
North America	$109,395	$126,499	$349,025	$385,813
South America	13,219	14,168	37,084	43,332
Europe and Other	91,217	97,497	303,938	317,158
Total net sales	$213,831	$238,164	$690,047	$746,303

	September 30, 2024	December 31, 2023
Long-term Assets:
North America	$95,612	$92,419
South America	29,028	32,679
Europe and Other	123,470	125,412
Total long-term assets	$248,110	$250,510
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
(14) Investments
In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company has contributed $8,660 to the Autotech Fund II as of September 30, 2024. The Company contributed $260 and $200 to Autotech Fund II during the nine months ended September 30, 2024 and 2023, respectively. The Company did not receive distributions from Autotech Fund II during the nine months ended September 30, 2024 or 2023. The Company has a 6.7% interest in Autotech Fund II. The Company recognized losses of $752 and $141 during the three months ended September 30, 2024 and 2023, respectively. The Company recognized losses of $1,081 and $641 during the nine months ended September 30, 2024 and 2023, respectively. The Autotech Fund II investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $7,651 and $8,472 as of September 30, 2024 and December 31, 2023, respectively.

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
Third Quarter Overview
The Company had net loss of $7.1 million, or $(0.26) per diluted share, for the three months ended September 30, 2024.
Net loss for the quarter ended September 30, 2024 increased by $9.2 million, or $(0.33) per diluted share, from net income of $2.2 million, or $0.08 per diluted share, for the three months ended September 30, 2023. Net loss increased due to lower contribution from lower sales offset by a reduction in SG&A spending and the favorable impact of non-operating foreign currency gains. Net sales decreased by $24.3 million, or 10.2%, compared to the three months ended September 30, 2023, primarily from lower volumes in our North American automotive market for our Control Devices segment and lower volumes in our European and North American commercial vehicle and European off-highway markets for our Electronics segment. Gross margin as a percent of sales for the quarter ended September 30, 2024 decreased to 20.8% from 22.0% for the three months ended September 30, 2023 driven by lower contribution from lower sales offset by favorable sales mix, material cost improvements and a reduction in adverse foreign exchange related material variances.
Our Control Devices segment net sales decreased by 18.1% compared to the third quarter of 2023 primarily as a result of decreases in our North American automotive and China commercial vehicle markets. The decrease in our North American automotive market was due to lower customer volumes including electronic and hybrid vehicle platforms and the expected wind down of end-of-life programs. These decreases were offset by sales increases in our China automotive and North American commercial vehicle markets. Segment gross margin as a percentage of sales decreased due to lower contribution from lower sales levels. Segment operating income decreased due to lower contribution from lower sales volumes and higher SG&A spending offset by lower D&D spending.
Our Electronics segment net sales decreased by 5.3% compared to the third quarter of 2023 primarily due to lower sales volumes in our European and North American commercial vehicle markets, partially mitigated by the ramp-up of recently launched programs, including a European MirrorEye OEM program and our next generation tachograph. We also experienced lower sales volume in our European off-highway vehicle market. Additionally, net sales decreased due to lower electronic component spot buy purchases, which are material purchases reimbursed by customers and recorded as both revenue and offsetting material cost. Offsetting these sales decreases was the favorable impact of foreign currency translation. Segment gross margin as a percent of sales decreased compared to the prior year third quarter as lower contribution from lower sales levels was offset by material cost improvements and a reduction in foreign exchange related material variances. Operating income for the segment decreased compared to the third quarter of 2023 because of lower contribution from lower sales levels and higher D&D because of lower customer reimbursements offset by lower SG&A from 2023 business realignment costs.
Our Stoneridge Brazil segment net sales decreased by 6.7% compared to the third quarter of 2023 primarily from unfavorable foreign currency translation of $1.7 million, and lower monitoring service fees that were offset by higher OEM and aftermarket product sales. Operating income decreased due to the adverse impact of U.S. dollar denominated material purchases and unfavorable sales mix from lower monitoring service fees offset by lower SG&A spending.

In the third quarter of 2024, SG&A expenses decreased by $1.6 million compared to the third quarter of 2023 driven primarily by lower incentive compensation, business realignment costs and professional services partially offset by higher wages and self-insured medical costs.
In the third quarter of 2024, D&D costs decreased by $0.2 million compared to the prior year third quarter from reduced launch activities that resulted in lower wages and consulting being mostly offset by lower customer reimbursements in our Electronics and Control Devices segments.
At September 30, 2024 and December 31, 2023, we had cash and cash equivalents balances primarily held at our foreign locations of $54.1 million and $40.8 million, respectively, and we had $196.3 million and $189.3 million, respectively, in borrowings outstanding on our Credit Facility. The 2024 increase in cash and cash equivalents was mostly due to cash generated from operating activities including a reduction in accounts receivable and inventory balances.
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
Based on IHS Market production forecasts, the North American automotive market is expected to slightly decrease from 15.6 million units in 2023 to 15.5 million units in 2024 and then to 15.3 million units in 2025. In our Control Devices segment, we remain focused on drivetrain agnostic technologies to drive new business awards as the market continues to evolve. This strategy is highlighted by our recent new business award for a leak detection module product which provides further global opportunities primarily for hybrid vehicle applications, a market that we expect to continue to grow, and is also applicable to traditional powertrain vehicles. We continue to focus on operational excellence and enterprise-wide cost reduction, including material cost reduction plans, to continue to drive margin improvement going-forward.
Based on IHS Market production forecasts, in 2025 the European and North American commercial vehicle end market volumes are forecasted to increase 10.0% and 4.4%, respectively. Over the long-term, we expect our Electronics’ segment sales to outperform forecasted changes in production volumes due to strong demand for our existing products and the impact of ongoing launches of our OEM MirrorEye programs in North America and Europe as well as our next generation tachograph in Europe. During 2024, sales related to our recent MirrorEye OEM program launch have been lower than anticipated, however we expect continued growth in MirrorEye as we launch new OEM programs in both North America and Europe and our equipment becomes standard on key truck platforms for existing OEM programs.
In our Electronics segment recovery from customers related to spot buys of materials purchased by the Company on behalf of those customers, which is recognized as revenue and material costs, increased net sales by $14.6 million for the full year 2023. As a result of supply chains normalizing and material availability improving, the Company did not incur any spot buy material purchases in the first nine months of 2024 and does not expect to incur additional spot buy material purchases in the future based on current market conditions.
For the remainder of 2024, we expect net D&D spending to remain relatively stable driven by reduced launch activities, and as a result, we expect lower customer reimbursements and capitalization of software development costs. We continue to execute our strategy to optimize our engineering footprint to enhance capabilities and capacity for the most efficient return on our engineering spend including the reorganization of our Solna, Sweden location which resulted in business realignment expense of $1.5 million in 2024.
In October 2024, the International Monetary Fund forecasted the Brazil gross domestic product to grow 2.2% in 2025, a decline from forecasted growth of 3.0% in 2024. We expect our served market channels to remain relatively stable in 2024 based on current market and economic conditions, however our sales of in region OEM products have been lower than expected due to lower customer demand. Stoneridge Brazil continues to focus on growing our OEM capabilities in-region to better support our global customers. We expect this strategy will provide opportunities for future growth and a platform to continue to rotate our local portfolio to more closely align with our global products. In addition, we continue to align our global engineering capabilities and footprint by expanding our Brazilian engineering center.
While we expect continued challenges across our end markets for the remainder of the year and into 2025, we continue to focus on operating performance and enterprise-wide cost reduction. We remain focused on improving cash generation and the reduction of debt through targeted actions to reduce net working capital, particularly our inventory levels, from both the impact of our Electronics segment product launches normalizing and specific inventory reduction actions.

We expect higher interest expense in 2024 driven by higher outstanding balances on our Credit Facility.
Our future effective tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles and our jurisdictional mix of earnings. We monitor these factors and the impact on our effective tax rate.
Other Matters
A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. Dollar strengthened against the Mexican peso, Brazilian real and Argentine peso in 2024 favorably impacting our reported results.
We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance and resignation related costs that we refer to as business realignment charges. Business realignment costs of $0.3 million and $1.2 million were incurred in the three months ended September 30, 2024 and 2023, respectively.
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
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Three months ended September 30,	2024		2023		Dollar increase (decrease)
Net sales	$213,831	100.0%	$238,164	100.0%	$(24,333)
Costs and expenses:
Cost of goods sold	169,340	79.2	185,689	78.0	(16,349)
Selling, general and administrative	26,533	12.4	28,111	11.8	(1,578)
Design and development	17,643	8.3	17,852	7.5	(209)
Operating income	315	0.1	6,512	2.7	(6,197)
Interest expense, net	3,604	1.7	3,313	1.4	291
Equity in loss of investee	752	0.4	141	0.1	611
Other income, net	(384)	(0.2)	(1,383)	(0.6)	999
(Loss) income before income taxes	(3,657)	(1.7)	4,441	1.9	(8,098)
Provision for income taxes	3,413	1.6	2,270	1.0	1,143
Net (loss) income	$(7,070)	(3.3)%	$2,171	0.9%	$(9,241)
Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Three months ended September 30,	2024		2023		Dollar decrease	Percent decrease
Control Devices	$73,129	34.2%	$89,344	37.5%	$(16,215)	(18.1)%
Electronics	127,483	59.6	134,652	56.5	(7,169)	(5.3)%
Stoneridge Brazil	13,219	6.2	14,168	6.0	(949)	(6.7)%
Total net sales	$213,831	100.0%	$238,164	100.0%	$(24,333)	(10.2)%

Our Control Devices segment net sales decreased $16.2 million because of decreases in our North American automotive and China commercial vehicle markets of $21.0 million and $5.3 million, respectively. The decrease in our North American automotive market was primarily due to lower customer volumes including electronic and hybrid vehicle platforms and the expected wind down of end-of-life programs. These decreases were partially offset by increases in our China automotive, North American commercial vehicle and off highway markets of $3.5 million, $2.7 million and $2.1 million, respectively.
Our Electronics segment net sales decreased $7.2 million because of lower customer production volumes in our European and North American commercial vehicle markets of $1.7 million and $1.7 million, respectively, mitigated by the ramp-up of recently launched programs, including a European OEM MirrorEye program and our next generation tachograph. We experienced lower sales volumes in our European off-highway vehicle and agricultural markets of $4.5 million and $1.3 million, respectively. Net sales also decreased because of the 2023 impact of required electronic component spot buy purchases of $0.9 million. Net sales in the third quarter of 2024 were favorably impacted by euro and Swedish krona foreign currency translation of $2.4 million compared to the prior year quarter.
Our Stoneridge Brazil segment net sales decreased $0.9 million from unfavorable foreign currency translation of $1.7 million, and lower monitoring service fees that were offset by higher OEM and aftermarket product sales.
Net sales by geographic location are summarized in the following table (in thousands):

Three months ended September 30,	2024		2023		Dollar decrease	Percent decrease
North America	$109,395	51.1%	$126,499	53.1%	$(17,104)	(13.5)%
South America	13,219	6.2	14,168	6.0	(949)	(6.7)%
Europe and Other	91,217	42.7	97,497	40.9	(6,280)	(6.4)%
Total net sales	$213,831	100.0%	$238,164	100.0%	$(24,333)	(10.2)%
The decrease in North American net sales was mostly attributable to a decrease in sales volume in our automotive market of $21.1 million. The decrease in our North American automotive market was primarily caused by lower customer volumes including electronic and hybrid vehicle platforms and by the expected wind down of end-of-life programs. These decreases were offset by higher sales in our off-highway and commercial vehicle markets of $2.0 million and $1.0 million, respectively.
The decrease in net sales in South America was from unfavorable foreign currency translation of $1.7 million, and lower monitoring service fees that were offset by higher OEM and aftermarket product sales.
The decrease in net sales in Europe and Other was due to decreases in customer production volumes in our China and European commercial vehicle markets of $5.1 million and $1.7 million, respectively, as well as a decrease in our European off-highway market of $4.5 million. In addition, we experienced a decrease in electronic component spot buys of $0.7 million. These decreases were offset by higher sales in our China automotive market of $3.5 million. Net sales were impacted by a favorable foreign currency translation of $2.6 million.
Cost of Goods Sold and Gross Margin. Cost of goods sold decreased compared to the third quarter of 2023 and our gross margin decreased from 22.0% in the third quarter of 2023 to 20.8% in the third quarter of 2024. Our material cost as a percentage of net sales decreased to 57.2% in the third quarter of 2024 from 58.1% in the third quarter of 2023. The decrease in material cost percentage was due to favorable product mix and material cost improvements as well as a reduction in foreign exchange related material variances. Overhead as a percentage of net sales was 17.3% and 14.9% for the third quarter of 2024 and 2023, respectively. The increase in overhead as a percentage of sales was attributable to lower sales as overhead spending was consistent with the prior year quarter.
Our Control Devices segment gross margin decreased primarily because of lower contribution from lower sales offset by improved sales mix.
Our Electronics segment gross margin decreased from the prior year third quarter as lower contribution from lower sales levels and higher overhead spending were partially offset by lower direct material from material cost improvements and a reduction in foreign exchange related material variances.
Our Stoneridge Brazil segment gross margin decreased primarily because of the adverse impact of U.S. dollar denominated material purchases and unfavorable sales mix from lower monitoring service fees.
Selling, General and Administrative. SG&A expenses decreased by $1.6 million primarily because of lower incentive compensation, business realignment costs and professional services being offset by higher wages and self-insured medical costs.

Design and Development. D&D costs decreased by $0.2 million from reduced launch activities that resulted in lower wages and consulting being mostly offset by lower customer reimbursements in our Electronics and Control Devices segments.
Operating Income. Operating income (loss) by segment is summarized in the following table (in thousands):

Three months ended September 30,	2024	2023	Dollar increase (decrease)	Percent increase (decrease)
Control Devices	$2,131	$5,488	$(3,357)	(61.2)%
Electronics	3,514	7,647	(4,133)	(54.0)
Stoneridge Brazil	717	1,241	(524)	(42.2)
Unallocated corporate	(6,047)	(7,864)	1,817	23.1
Operating income	$315	$6,512	$(6,197)	(95.2)%
Our Control Devices segment operating income decreased because of lower contribution margin from lower sales levels and higher SG&A spending offset by lower D&D spending.
Our Electronics segment operating income decreased primarily because of lower contribution from lower sales levels as well as higher overhead and D&D spending offset by lower SG&A from 2023 business realignment costs.
Our Stoneridge Brazil segment operating income decreased due to the adverse impact of U.S. dollar denominated material purchases and unfavorable sales mix from lower monitoring service fees offset by lower SG&A spending.
Our unallocated corporate operating loss decreased from lower SG&A and D&D spending.
Operating income (loss) by geographic location is summarized in the following table (in thousands):

Three months ended September 30,	2024	2023	Dollar decrease	Percent decrease
North America	$(5,130)	$(3,951)	$(1,179)	(29.8)%
South America	717	1,241	(524)	(42.2)
Europe and Other	4,728	9,222	(4,494)	(48.7)
Operating income	$315	$6,512	$(6,197)	(95.2)%
Our North American operating loss increased due to lower contribution margin from lower sales levels. Operating income in South America decreased due to the adverse impact of U.S. dollar denominated material purchases and unfavorable sales mix from lower monitoring service fees offset by lower SG&A spending. Our operating results in Europe and Other decreased primarily due to lower contribution from lower sales levels and higher overhead and D&D spending resulting from lower customer reimbursements.
Interest Expense, net. Interest expense, net was $3.6 million and $3.3 million for the three months ended September 30, 2024 and 2023, respectively. The increase for the quarter ended September 30, 2024, was the result of higher Credit Facility outstanding balances.
Equity in Loss of Investee. Equity loss for Autotech Fund II was $0.8 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively.
Other Income, net. We record certain foreign currency transaction (gains) losses as a component of other income, net on the condensed consolidated statement of operations. Other income, net of $0.4 million decreased by $1.0 million compared to the third quarter of 2023 due to lower foreign currency transaction gains in our Electronics segment.
Provision for Income Taxes. For the three months ended September 30, 2024, income tax expense of $3.4 million was attributable to the mix of earnings among tax jurisdictions and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions, offset by U.S. taxes on foreign earnings. The effective tax rate of (93.3)% varies from the statutory tax rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions, offset by U.S. taxes on foreign earnings.

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
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Nine months ended September 30,	2024		2023		Dollar increase / (decrease)
Net sales	$690,047	100.0%	$746,303	100.0%	$(56,256)
Costs and expenses:
Cost of goods sold	543,459	78.8	590,538	79.1	(47,079)
Selling, general and administrative	88,832	12.9	91,465	12.3	(2,633)
Design and development	53,703	7.8	57,486	7.7	(3,783)
Operating income	4,053	0.5	6,814	0.9	(2,761)
Interest expense, net	11,039	1.6	9,179	1.2	1,860
Equity in loss of investee	1,081	0.2	641	0.1	440
Other (income) expense, net	(644)	—	2,152	0.4	(2,796)
Loss before income taxes	(7,423)	(1.3)	(5,158)	(0.8)	(2,265)
Provision for income taxes	2,987	0.4	3,049	0.4	(62)
Net loss	$(10,410)	(1.7)%	$(8,207)	(1.2)%	$(2,203)
Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Nine months ended September 30,	2024		2023		Dollar decrease	Percent decrease
Control Devices	$230,186	33.3%	$267,406	35.8%	$(37,220)	(13.9)%
Electronics	422,777	61.3	435,565	58.4	(12,788)	(2.9)%
Stoneridge Brazil	37,084	5.4	43,332	5.8	(6,248)	(14.4)%
Total net sales	$690,047	100.0%	$746,303	100.0%	$(56,256)	(7.5)%
Our Control Devices segment net sales decreased $37.2 million because of decreases in our North American automotive market of $44.0 million, including lower demand for electronic and hybrid vehicle platforms and the impact of expected end of life production for certain programs, as well as decreases in our China commercial vehicle market of $3.2 million. These decreases were offset by increases in our China automotive, North American commercial vehicle and off highway markets of $2.6 million, $2.1 million and $2.1 million, respectively. The decreases were also offset by negotiated price increases of $1.2 million. In addition, net sales for the nine months ended September 30, 2024 were impacted by unfavorable foreign currency translation of $0.7 million.
Our Electronics segment net sales decreased $12.8 million primarily due to the 2023 impacts of both lower required electronic component spot buy purchases of $14.2 million, a reduction in retroactive price increases of $2.6 million, as well as lower sales in our European off-highway vehicle and agricultural markets of $3.3 million and $3.1 million, respectively. Offsetting these decreases were higher sales volumes in our European and North American commercial vehicle markets of $4.7 million and $1.3 million, respectively. In addition, we experienced higher sales volumes in our North American off-highway vehicle market of $2.2 million and favorable euro and Swedish krona foreign currency translation of $1.8 million compared to the prior year.
Our Stoneridge Brazil segment net sales decreased because of lower sales of our OEM products, monitoring service fees and tracking devices offset by an increase in aftermarket product sales. In addition, net sales were adversely impacted by an increase in unfavorable foreign currency translation of $1.8 million.

Net sales by geographic location are summarized in the following table (in thousands):

Nine months ended September 30,	2024		2023		Dollar decrease	Percent decrease
North America	$349,025	50.6%	$385,813	51.7%	$(36,788)	(9.5)%
South America	37,084	5.4	43,332	5.8	(6,248)	(14.4)%
Europe and Other	303,938	44.0	317,158	42.5	(13,220)	(4.2)%
Total net sales	$690,047	100.0%	$746,303	100.0%	$(56,256)	(7.5)%
The decrease in North American net sales was mostly attributable to decreases in sales volume in our automotive market of $44.1 million primarily caused by lower customer volumes including electronic and hybrid vehicle platforms and the impact of expected end of life production for certain programs as well as the 2023 impact of required electronic component spot buy purchases of $2.4 million. These decreases were offset by higher sales volume in our North American off-highway and commercial vehicle markets of $4.3 million and $3.2 million, respectively.
The decrease in net sales in South America was primarily due to lower sales of our OEM products, monitoring service fees and tracking devices offset by an increase in aftermarket products. In addition, net sales were adversely impacted by an increase in unfavorable foreign currency translation of $1.8 million.
The decrease in net sales in Europe and Other was due to 2023 required customer recoveries of electronic component spot buys of $11.7 million and the change in negotiated price increases of $1.5 million. In addition, we experienced decreases in our European off-highway and agriculture markets and China commercial vehicle markets of $3.3 million, $2.8 million and $2.8 million, respectively. These sales decreases were offset by increases in our European commercial vehicle market, including sales related to the launches of a European OEM MirrorEye program and our next generation tachograph, and China automotive markets of $4.8 million and $2.6 million, respectively, as well as favorable foreign currency translation of $1.1 million.
Cost of Goods Sold and Gross Margin. Cost of goods sold decreased compared to the nine months ended September 30, 2023 and our gross margin increased from 20.9% in the first nine months of 2023 to 21.2% in the first nine months of 2024. Our material cost as a percentage of net sales decreased from 59.6% in the first nine months of 2023 to 57.3% in the first nine months of 2024. The decrease in material cost percentage was partially due to the impact of 2023 required electronic component spot buy purchases, reimbursed by customers. The impact of these spot buy purchases increased cost of goods sold by $14.4 million, or 1.9% of sales, for the first nine months of 2023, which reduced gross margin percent by 0.4% in 2023. Other factors contributing to the reduction in material costs were favorable product mix, material cost improvements and a reduction in foreign exchange related material variances. Overhead as a percentage of net sales was 16.7% and 14.6% for the first nine months of 2024 and 2023, respectively. The increase in overhead as a percentage of sales was attributable to higher overhead spending including higher warranty related expense and capitalized software development cost amortization as well as adverse leverage from lower sales levels.
Our Control Devices segment gross margin increased primarily as a result of favorable sales mix despite lower sales levels.
Our Electronics segment gross margin remained consistent because of the reduction of the adverse effect of required electronic component spot buy purchases, net of customer recoveries, favorable sales mix, material cost improvement actions and a reduction in foreign exchange related material variances.
Our Stoneridge Brazil segment gross margin decreased primarily because of lower contribution on lower sales levels.
Selling, General and Administrative. SG&A expenses decreased by $2.6 million from a combination of lower consulting fees, business realignment costs and incentive compensation offset by higher self-insured medical costs and legal fees as well as a 2023 gain on the sale of fixed assets.
Design and Development. D&D costs decreased by $3.8 million from a reduction in launch activities that resulted in lower consulting, wages and recruiting being partially offset by lower capitalization of software development costs and customer reimbursements for our Electronics and Control Devices segments as well as higher Electronics business realignment costs.

Operating Income. Operating income (loss) by segment is summarized in the following table (in thousands):

Nine months ended September 30,	2024	2023	Dollar increase / (decrease)	Percent increase / (decrease)
Control Devices	$8,020	$12,649	$(4,629)	(36.6)%
Electronics	20,434	16,491	3,943	23.9%
Stoneridge Brazil	880	3,483	(2,603)	(74.7)%
Unallocated corporate	(25,281)	(25,809)	528	2.0%
Operating income	$4,053	$6,814	$(2,761)	40.5%
Our Control Devices segment operating income decreased because of lower contribution from lower sales and higher SG&A due to a 2023 gain on sale of fixed assets offset by lower D&D from lower customer reimbursements.
Our Electronics segment operating income increased primarily because of lower SG&A from lower business realignment costs and lower D&D from lower services spending offset by lower contribution from lower sales.
Our Stoneridge Brazil segment operating income decreased because of lower contribution from lower sales levels.
Our unallocated corporate operating loss decreased due to lower SG&A and D&D spending.
Operating income (loss) by geographic location is summarized in the following table (in thousands):

Nine months ended September 30,	2024	2023	Dollar increase (decrease)	Percent increase (decrease)
North America	$(17,895)	$(11,310)	$(6,585)	(58.2)%
South America	880	3,483	(2,603)	(74.7)%
Europe and Other	21,068	14,641	6,427	43.9%
Operating income	$4,053	$6,814	$(2,761)	40.5%
Our North American operating loss increased because of lower contribution margin from lower sales levels, higher overhead costs, higher share based compensation and a 2023 gain on disposal of fixed assets. Operating income in South America decreased because of lower contribution from lower sales levels. Our operating results in Europe and Other increased primarily because of lower direct material costs and SG&A and D&D spending offset by lower contribution from lower sales levels.
Interest Expense, net. Interest expense, net was $11.0 million and $9.2 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was the result of higher outstanding Credit Facility balances.
Equity in Loss of Investee. Equity loss for Autotech Fund II was $1.1 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively.
Other (Income) Expense, net. We record certain foreign currency transaction (gains) losses as a component of other (income) expense, net on the condensed consolidated statement of operations. Other (income) expense, net of $(0.6) million increased by $2.8 million compared to the first nine months of 2023 due to the impact of favorable foreign currency movements in our Electronics and Stoneridge Brazil segments from strengthening of the U.S. dollar.
Provision for Income Taxes. For the nine months ended September 30, 2024, income tax expense of $3.0 million was attributable to the mix of earnings among tax jurisdictions and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions, offset by U.S. taxes on foreign earnings. The effective tax rate of (40.2%) varies from the statutory tax rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions, offset by U.S. taxes on foreign earnings.
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

Liquidity and Capital Resources
Summary of Cash Flows:

Nine months ended September 30,	2024	2023
Net cash provided by (used for):
Operating activities	$28,517	$(5,668)
Investing activities	(18,997)	(26,943)
Financing activities	4,133	15,534
Effect of exchange rate changes on cash and cash equivalents	(356)	(963)
Net change in cash and cash equivalents	$13,297	$(18,040)
Cash provided by operating activities increased compared to 2023 primarily due to a reduction in cash used to support working capital levels. Cash provided by receivables was favorable to 2023 as the result of lower sales levels while collection terms remained consistent. Cash provided by inventory improved from the prior year due to the ramp up of product launches occurring in the second half of 2023 and first half of 2024, and the impact of our inventory reduction actions.
Net cash used for investing activities decreased compared to 2023 due to lower capital expenditures and capitalized software development costs as well as the 2023 impact of cash proceeds from the sale of equipment.
Net cash provided by financing activities decreased compared to 2023 due to a decrease in Credit Facility borrowings net of repayments.
As outlined in Note 7 to our condensed consolidated financial statements, the Credit Facility permits borrowing up to a maximum level of $275.0 million. This variable rate facility has an accordion feature which allows the Company to increase its availability by up to $150.0 million upon the satisfaction of certain conditions and lender consent through its expiration in November 2026. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants that place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $196.3 million at September 30, 2024.
The Company was in compliance with all covenants at September 30, 2024 and December 31, 2023. The Company has not experienced a violation that would limit the Company’s ability to borrow under the Credit Facility and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance due to the adverse impact of significantly lower global demand in our markets and challenging macroeconomic conditions. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.
The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $2.0 million at both September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023 there were no borrowings outstanding on this overdraft credit line. During the nine months ended September 30, 2024, the subsidiary borrowed and repaid 255.1 million Swedish krona, or $25.1 million.
The Company’s wholly owned subsidiary located in Suzhou, China, had lines of credit that matured in August 2024 and allowed up to a maximum borrowing level of 20.0 million Chinese yuan, or $2.8 million at December 31, 2023. At December 31, 2023 there was $2.1 million in borrowings outstanding on the Suzhou credit line. The Suzhou credit line was included on the condensed consolidated balance sheet within current portion of debt. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 60.0 million Chinese yuan, or $8.6 million and $8.5 million at September 30, 2024 and December 31, 2023, respectively. There was $0.0 million and $2.4 million utilized on the Suzhou bank acceptance draft line of credit at September 30, 2024 and December 31, 2023, respectively. The Suzhou bank acceptance draft line of credit is included on the condensed consolidated balance sheet within accounts payable.

In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech, a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. As of September 30, 2024, the Company’s cumulative investment in the Autotech Fund II was $8.7 million. The Company contributed $0.3 million and $0.2 million to Autotech Fund II during the nine months ended September 30, 2024 and September 30, 2023, respectively.
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
At September 30, 2024, we had a cash and cash equivalents balance of approximately $54.1 million, of which 79.9% was held in foreign locations. The Company has approximately $78.7 million of undrawn commitments under the Credit Facility as of September 30, 2024, which results in total undrawn commitments and cash balances of more than $132.8 million. However, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance.
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
Critical Accounting Policies and Estimates
The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2023 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2023 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the third quarter of 2024.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in certain legal actions and claims primarily arising in the ordinary course of business. We establish accruals for matters that we believe that losses are probable and can be reasonably estimated. Although it is not possible to predict with certainty the outcome of these matters, we do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. We are subject to litigation regarding civil, labor, regulatory and other tax contingencies in our Stoneridge Brazil segment that we believe the likelihood of loss is reasonably possible, but not probable, although these claims might take years to resolve. We are also subject to product liability and product warranty claims. In addition, if any of our products prove to be defective, we may be required to participate in a government-imposed or customer OEM-instituted recall involving such products. There can be no assurance that we will not experience any material losses related to product liability, warranty or recall claims. See additional details of these matters in Note 10 to the condensed consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors previously disclosed in the Company’s 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of Common Shares made by us during the three months ended September 30, 2024. There were 7,939 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/24-7/31/24	117	$15.25	N/A	N/A
8/1/24-8/31/24	4,355	$14.67	N/A	N/A
9/1/24-9/30/24	3,467	$13.98	N/A	N/A
Total	7,939
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Employment Agreement, dated August 31, 2024, by and between Stoneridge, Inc. and Natalia Noblet, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	101	XBRL Exhibits:

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104
The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2024, filed with the Securities and Exchange Commission on October 30, 2024, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: October 30, 2024	/s/ James Zizelman
James Zizelman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 30, 2024	/s/ Matthew R. Horvath
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)