Form 10-Q
period 2025-03-31
STONERIDGE INC
filed 2025-04-30
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2025
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period     for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No
The number of Common Shares, without par value, outstanding as of April 25, 2025 was 27,846,292.

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
•tariffs specifically in countries where we have significant direct or indirect manufacturing or supply chain exposure and our ability to either mitigate the impact of tariffs or pass any incremental costs to our customers;
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
•risks related to a failure of our information technology systems and networks, and risks associated with current and emerging technology threats and damage from computer viruses, unauthorized access, cyber-attack and other similar disruptions; and
•the items described in Part I, Item IA (“Risk Factors”) in the Company’s 2024 Form 10-K.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
STONERIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,109	$71,832
Accounts receivable, less reserves of $699 and $1,060, respectively	156,683	137,766
Inventories, net	151,794	151,337
Prepaid expenses and other current assets	30,435	26,579
Total current assets	418,021	387,514
Long-term assets:
Property, plant and equipment, net	99,289	97,667
Intangible assets, net	41,260	39,677
Goodwill	34,610	33,085
Operating lease right-of-use asset	9,607	10,050
Investments and other long-term assets, net	54,572	53,563
Total long-term assets	239,338	234,042
Total assets	$657,359	$621,556

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$97,037	$83,478
Accrued expenses and other current liabilities	78,127	66,494
Total current liabilities	175,164	149,972
Long-term liabilities:
Revolving credit facility	203,186	201,577
Deferred income taxes	5,344	5,321
Operating lease long-term liability	6,186	6,484
Other long-term liabilities	14,383	12,942
Total long-term liabilities	229,099	226,324
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	—	—
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 27,846 and 27,695 shares outstanding at March 31, 2025 and December 31, 2024, respectively, with no stated value	—	—
Additional paid-in capital	221,130	225,712
Common Shares held in treasury, 1,120 and 1,271 shares at March 31, 2025 and December 31, 2024, respectively, at cost	(32,936)	(38,424)
Retained earnings	172,789	179,985
Accumulated other comprehensive loss	(107,887)	(122,013)
Total shareholders' equity	253,096	245,260
Total liabilities and shareholders' equity	$657,359	$621,556
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2025	2024

Net sales	$217,890	$239,157
Costs and expenses:
Cost of goods sold	171,593	190,800
Selling, general and administrative	31,696	30,423
Design and development	17,826	17,603
Operating (loss) income	(3,225)	331
Interest expense, net	3,167	3,634
Equity in (earnings) loss of investee	(294)	277
Other (income) expense, net	(466)	2,036
Loss before income taxes	(5,632)	(5,616)
Provision for income taxes	1,564	510
Net loss	$(7,196)	$(6,126)

Loss per share:
Basic	$(0.26)	$(0.22)
Diluted	$(0.26)	$(0.22)

Weighted-average shares outstanding:
Basic	27,680	27,529
Diluted	27,680	27,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(in thousands)	2025	2024

Net loss	$(7,196)	$(6,126)

Other comprehensive income (loss), net of tax:
Foreign currency translation	12,783	(4,879)
Unrealized gain on derivatives (1)	1,343	70
Other comprehensive income (loss), net of tax	14,126	(4,809)

Comprehensive income (loss)	$6,930	$(10,935)

(1)	Net of tax expense of $357 and $19 for the three months ended March 31, 2025 and 2024, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31, (in thousands)	2025	2024

OPERATING ACTIVITIES:
Net loss	$(7,196)	$(6,126)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	5,428	6,601
Amortization, including accretion of deferred financing costs	2,054	2,164
Deferred income taxes	(402)	(2,279)
(Earnings) loss of equity method investee	(294)	277
Loss on sale of fixed assets	4	266
Share-based compensation expense	1,136	1,092
Excess tax deficiency related to share-based compensation expense	440	230
Changes in operating assets and liabilities:
Accounts receivable, net	(14,610)	(6,676)
Inventories, net	5,263	3,699
Prepaid expenses and other assets	(1,379)	1,377
Accounts payable	10,792	(709)
Accrued expenses and other liabilities	9,661	9,193
Net cash provided by operating activities	10,897	9,109

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(6,070)	(5,795)
Proceeds from sale of fixed assets	82	81
Net cash used for investing activities	(5,988)	(5,714)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	—	30,500
Revolving credit facility payments	—	(24,500)
Proceeds from issuance of debt	6,699	7,798
Repayments of debt	(7,260)	(7,790)
Repurchase of Common Shares to satisfy employee tax withholding	(226)	(620)
Net cash (used for) provided by financing activities	(787)	5,388

Effect of exchange rate changes on cash and cash equivalents	3,155	(1,184)
Net change in cash and cash equivalents	7,277	7,599
Cash and cash equivalents at beginning of period	71,832	40,841

Cash and cash equivalents at end of period	$79,109	$48,440

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$3,309	$4,194
Cash paid for income taxes, net	$1,852	$2,653
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands)	Number of Common Shares outstanding	Number of treasury shares	Additional paid-in capital	Common Shares held in treasury	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity

BALANCE DECEMBER 31, 2023	27,549	1,417	$227,340	$(43,344)	$196,509	$(92,788)	$287,717
Net loss	—	—	—	—	(6,126)	—	(6,126)
Unrealized gain on derivatives, net	—	—	—	—	—	70	70
Currency translation adjustments	—	—	—	—	—	(4,879)	(4,879)
Issuance of Common Shares	154	(154)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(36)	36	—	3,958	—	—	3,958
Share-based compensation, net	—	—	(3,484)	—	—	—	(3,484)
BALANCE MARCH 31, 2024	27,667	1,299	$223,856	$(39,386)	$190,383	$(97,597)	$277,256

BALANCE DECEMBER 31, 2024	27,695	1,271	$225,712	$(38,424)	$179,985	$(122,013)	$245,260
Net loss	—	—	—	—	(7,196)	—	(7,196)
Unrealized gain on derivatives, net	—	—	—	—	—	1,343	1,343
Currency translation adjustments	—	—	—	—	—	12,783	12,783
Issuance of Common Shares	192	(192)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(41)	41	—	5,488	—	—	5,488
Share-based compensation, net	—	—	(4,582)	—	—	—	(4,582)
BALANCE MARCH 31, 2025	27,846	1,120	$221,130	$(32,936)	$172,789	$(107,887)	$253,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(1) Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2024 Form 10-K.
Reclassifications
Certain prior period amounts have been reclassified to conform to their 2025 presentation in the condensed consolidated financial statements.
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
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three months ended March 31, 2025 and 2024:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Three months ended March 31,	2025	2024	2025	2024	2025	2024	2025	2024
Net Sales:
North America	$58,322	$65,822	$42,769	$52,294	$—	$—	$101,091	$118,116
South America	—	—	—	—	14,274	12,216	14,274	12,216
Europe	—	—	91,043	96,374	—	—	91,043	96,374
Asia Pacific	10,511	11,336	971	1,115	—	—	11,482	12,451
Total net sales	$68,833	$77,158	$134,783	$149,783	$14,274	$12,216	$217,890	$239,157
_______________________
(1)Company sales based on geographic location are where the sale originates not where the customer is located.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Performance Obligations
For OEM and Tier 1 supplier customers, the Company typically enters into contracts to provide serial production parts that consist of a set of documents including, but not limited to, an award letter, master purchase agreement and master terms and conditions. For each production product, the Company enters into separate purchase orders that contain the product specifications and an agreed-upon price. The performance obligation does not exist until a customer release is received for a specific number of parts. The majority of the parts sold to OEM and Tier 1 supplier customers are customized to the specific customer, with the exception of camera monitoring systems (“CMS”) sold through our aftermarket channel that are mostly common across all customers. The transaction price is equal to the contracted price per part and there is no expectation of material variable consideration in the transaction price. For most customer contracts, the Company does not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer; therefore, the Company recognizes revenue at the point in time it satisfies a performance obligation by transferring control of a part to the customer. Certain customer contracts contain an enforceable right to payment if the customer terminates the contract for convenience and therefore are recognized over time using the cost to complete input method.
Our aftermarket products including accessories and replacement parts are focused on meeting the demand for safety, compliance and entertainment applications and are sold primarily to aftermarket distributors in our South American and European markets, as well as direct to aftermarket customers in North America. Aftermarket products have one type of performance obligation, which is the delivery of aftermarket parts and spare parts. For aftermarket customers, the Company typically has standard terms and conditions for all customers. In addition, aftermarket products have alternative use as they can be sold to multiple customers. Revenue for aftermarket part production contracts is recognized at a point in time when the control of the parts transfers to the customer, which is based on the shipping terms. Aftermarket contracts may include variable consideration related to discounts and rebates, which is included in the transaction price upon recognizing the product revenue.
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
Contract Balances
The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of March 31, 2025 and December 31, 2024.
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

	March 31, 2025	December 31, 2024
Raw materials	$108,452	$108,283
Work-in-progress	8,391	7,627
Finished goods	34,951	35,427
Total inventories, net	$151,794	$151,337

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Inventory valued using the FIFO method was $137,871 and $138,420 at March 31, 2025 and December 31, 2024, respectively. Inventory valued using the average cost method was $13,923 and $12,917 at March 31, 2025 and December 31, 2024, respectively.
(5) Financial Instruments and Fair Value Measurements
Financial Instruments
A financial instrument is cash or a contract that imposes an obligation to deliver or conveys a right to receive cash or another financial instrument. The carrying values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of fair value because of the short maturity of these instruments. The fair value of debt approximates the carrying value of debt, due to the variable interest rate on our Credit Facility and the maturity of outstanding debt.
Derivative Instruments and Hedging Activities
On March 31, 2025, the Company had open Mexican peso-denominated foreign currency forward contracts. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2025 and 2024. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.
Foreign Currency Exchange Rate Risk
Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction with the resulting adjustments included on the condensed consolidated statements of operations within other (income) expense, net. These foreign currency transaction (gains) losses, including the impact of hedging activities, were $(432) and $1,944 for the three months ended March 31, 2025 and 2024, respectively.
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
Cash Flow Hedges
The Company entered into foreign currency forward contracts to hedge the Mexican peso currency in 2025 and 2024. These forward contracts were executed to hedge forecasted transactions and have been accounted for as cash flow hedges. As such, gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive loss, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated other comprehensive loss fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. The cash flow hedges were highly effective. The effectiveness of the transactions was measured using regression analysis and forecasted future purchases of the currency.
In certain instances, the foreign currency forward contracts may not qualify for hedge accounting or are not designated as hedges and, therefore, are marked-to-market with gains and losses recognized in the Company’s condensed consolidated statements of operations as a component of other (income) expense, net. At March 31, 2025, all of the Company’s foreign currency forward contracts were designated as cash flow hedges.
The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:
Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges
The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at March 31, 2025 of $23,257, which expire ratably on a monthly basis from April 2025 to December 2025. The notional amounts at December 31, 2024 related to Mexican peso-denominated foreign currency forward contracts were $32,339.
The Company evaluated the effectiveness of the Mexican peso denominated forward contracts held as of March 31, 2025 and concluded that the hedges were highly effective.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Notional amounts (A)		Accrued expenses and other current liabilities
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$23,257	$32,339	$729	$2,429
_____________________________
(A)Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.
Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net loss for the three months ended March 31 were as follows:

	Gain recorded in other comprehensive income (loss)		(Loss) gain reclassified from other comprehensive income (loss) into net loss (A)
	2025	2024	2025	2024
Derivatives designated as cash flow hedges:
Forward currency contracts	$1,103	$743	$(597)	$654
_____________________________

(A)
(Losses) gains reclassified from other comprehensive income (loss) into net loss recognized in selling, general and administrative expenses (“SG&A”) in the Company’s condensed consolidated statements of operations were $0 and $117 for the three months ended March 31, 2025 and 2024, respectively. (Losses) gains reclassified from other comprehensive income (loss) into net loss recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $(597) and $537 for the three months ended March 31, 2025 and 2024, respectively.

Cash flows from derivatives used to manage foreign currency exchange risks are classified as operating activities within the condensed consolidated statements of cash flows.
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

		March 31, 2025			December 31, 2024
		Fair values estimated using
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs	Fair value
Financial liabilities carried at fair value:
Forward currency contracts	$729	$—	$729	$—	$2,429
Total financial liabilities carried at fair value	$729	$—	$729	$—	$2,429

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three months ended March 31, 2025.
(6) Share-Based Compensation
Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expense, was $1,136 and $1,092 for the three months ended March 31, 2025 and 2024, respectively.
(7) Debt
Debt consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024	Interest rates at March 31, 2025	Maturity
Revolving Credit Facility
Revolving Credit Facility	$203,186	$201,577	6.44%	November 2026
Revolving Credit Facility
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
•the Company’s aggregate amount of cash and cash equivalents, defined as 100% of North American and 65% of foreign cash balances, cannot exceed $70,000;
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
As a result of entering into Amendment No.1, the Company capitalized $561 of deferred financing costs during the three months ended March 31, 2025.
Borrowings outstanding on the Credit Facility were $203,186 and $201,577 at March 31, 2025 and December 31, 2024, respectively.
The Company was in compliance with all Credit Facility covenants at March 31, 2025 and December 31, 2024.
The Company also has outstanding letters of credit of $1,506 at March 31, 2025 and $1,571 at December 31, 2024.
Debt
The Company’s wholly owned subsidiary located in Stockholm, Sweden (the "Stockholm subsidiary"), has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $1,993 and $1,809, at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, there were no borrowings outstanding on this overdraft credit line. During the three months ended March 31, 2025, the subsidiary borrowed and repaid 70,618 Swedish krona, or $7,036. The Stockholm subsidiary has pledged certain of its assets as collateral in order to obtain a guarantee of certain of the Stockholm subsidiary’s obligations to third parties.
The Company’s wholly owned subsidiary located in Suzhou, China (the “Suzhou subsidiary”), had lines of credit (the “Suzhou credit line”) that matured in March 2025 and allowed up to a maximum borrowing level of 20,000 Chinese yuan, or $2,740 at December 31, 2024. At December 31, 2024 there was $0 in borrowings outstanding on the Suzhou credit line. In addition, the Suzhou subsidiary had a bank acceptance draft line of credit that expired in October 2024 which facilitated the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allowed up to a maximum borrowing level of 60,000 Chinese yuan.
(8) Loss Per Share
Basic loss per share was computed by dividing net loss by the weighted-average number of Common Shares outstanding for each respective period. Diluted loss per share was calculated by dividing net loss by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 136,118 and 298,592 for the three months ended March 31, 2025 and 2024, respectively, were excluded from diluted loss per share because the effect would be anti-dilutive.
Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended March 31,
	2025	2024
Basic weighted-average Common Shares outstanding	27,679,924	27,528,831
Effect of dilutive shares	—	—
Diluted weighted-average Common Shares outstanding	27,679,924	27,528,831

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
There were 1,002,950 and 660,124 performance-based right to receive Common Shares outstanding at March 31, 2025 and 2024, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share, to the extent they are not anti-dilutive, based on the number of Common Shares that would be issuable if the end of the quarter were the end of the performance period.
(9) Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income for the three months ended March 31, 2025 and 2024 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at January 1, 2025	$(120,095)	$(1,918)	$(122,013)
Other comprehensive income before reclassifications	12,783	871	13,654
Amounts reclassified from accumulated other comprehensive loss	—	472	472
Net other comprehensive income (loss), net of tax	12,783	1,343	14,126
Balance at March 31, 2025	$(107,312)	$(575)	$(107,887)

Balance at January 1, 2024	$(94,256)	$1,468	$(92,788)
Other comprehensive (loss) income before reclassifications	(4,879)	587	(4,292)
Amounts reclassified from accumulated other comprehensive loss	—	(517)	(517)
Net other comprehensive (loss) income, net of tax	(4,879)	70	(4,809)
Balance at March 31, 2024	$(99,135)	$1,538	$(97,597)
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
As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three months ended March 31, 2025 and 2024, the Company did not recognize any expense related to groundwater remediation. At March 31, 2025 and December 31, 2024, the Company accrued $217 and $244, respectively, related to expected future remediation costs. At March 31, 2025 and December 31, 2024, $117 and $144, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amounts as of March 31, 2025 and December 31, 2024 were recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The Company’s Stoneridge Brazil subsidiary has civil, labor, environmental and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$48,631 ($8,470) and R$42,834 ($6,918) at March 31, 2025 and December 31, 2024, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations and cash flows.
On August 12, 2020, the Brazilian Administrative Counsel for Economic Defense (“CADE”) issued a ruling against Stoneridge Brazil for abuse of dominance and market foreclosure through its prior use of exclusivity provisions in agreements with its distributors. The CADE tribunal imposed a R$7,995 ($1,392) fine which is included in the reasonably possible contingencies noted above. The Company continues to challenge this ruling in Brazilian federal court to reverse this decision by the CADE tribunal.
Long Term Supply Commitment
In 2022, the Company entered into a long term supply agreement, as amended, with a supplier for the purchase of certain electronic semiconductor components through December 31, 2030. Pursuant to the agreement, the Company paid capacity deposits of $1,000 each in December 2022 and June 2023. The capacity deposits are recognized in prepaid and other current assets on our condensed consolidated balance sheets and amortized ratably over the life of the purchase commitment. This long term supply agreement requires the Company to purchase minimum annual volumes while requiring the supplier to sell these components at a fixed price. The Company purchased $0 and $196 of these components during the three months ended March 31, 2025 and 2024, respectively. The Company is required to purchase $5,571, $6,314, $7,463, $8,313, $841 and $1,492 of these components in each of the years 2025 through 2030, respectively.
Product Warranty and Recall
Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims, forecasts of the resolution of existing claims, expected future claims on products sold and commercial discussions with our customers. The key factors in our estimate are the warranty period and the customer source. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall reserve included $12,231 and $10,675 of a long-term liability at March 31, 2025 and December 31, 2024, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.
In 2023, the Company received a demand for arbitration from one of our customers seeking recovery for warranty claims related to past sales of PM sensor products, a product line we exited in 2019. In March 2024, pursuant to the arbitration process, the customer submitted a formal statement of claim notification for 29,340 euro ($31,733). In May 2024, the Company responded with a formal statement of defense denying responsibility for the claim. Based on our review of the technical and legal merits, we believe these warranty claims lack substantive merit and are significantly overstated. The Company continues to vigorously defend this matter in private arbitration. While no assurances can be made as to the ultimate outcome of this matter, or any other future claims, we do not currently believe a material loss is probable.
The following provides a reconciliation of changes in product warranty and recall reserve liability:

Three months ended March 31,	2025	2024
Product warranty and recall reserve at beginning of period	$27,523	$21,610
Accruals for warranties established during period	4,059	5,398
Aggregate changes in pre-existing liabilities due to claim developments	681	283
Settlements made during the period	(3,960)	(3,217)
Foreign currency translation	1,732	(692)
Product warranty and recall reserve at end of period	$30,035	$23,382

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
Business realignment charges incurred by reportable segment were as follows:

	Three months ended March 31,
	2025	2024
Control Devices (A)	$377	$—
Electronics (B)	1,373	—
Unallocated Corporate (C)	1,077	—
Total business realignment charges	$2,827	$—
_____________________________________

(A)
Severance costs for the three months ended March 31, 2025 related to COGS and design and development ("D&D") were $327 and $50, respectively. The majority of the business realignment costs relate to operational efficiency initiatives at our Juarez facility.

(B)
Severance costs for the three months ended March 31, 2025 related to COGS, SG&A and D&D were $1,073, $106 and $194, respectively. The majority of the business realignment costs relate to operational efficiency initiatives at our Juarez facility.

(C)	Severance related costs for the three months ended March 31, 2025 related to SG&A were $1,077 for executive separation costs.
Business realignment charges incurred, classified by statement of operations line item were as follows:

	Three months ended March 31,
	2025	2024
Cost of goods sold	$1,400	$—
Selling, general and administrative	1,183	—
Design and development	244	—
Total business realignment charges	$2,827	$—
Reconciliations of the beginning and ending liability balances related to business realignment were as follows:

			Utilization
	Accrual as of January 1, 2025	2025 Charge to Expense	Cash	Non-Cash	Accrual as of March 31, 2025
Employee termination costs	$411	$2,827	$(1,020)	$—	$2,218
Total	$411	$2,827	$(1,020)	$—	$2,218

			Utilization
	Accrual as of January 1, 2024	2024 Charge to Expense	Cash	Non-Cash	Accrual as of March 31, 2024
Employee termination costs	$1,230	$—	$(1,095)	$—	$135
Total	$1,230	$—	$(1,095)	$—	$135

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(12) Income Taxes
For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income. Tax jurisdictions with a projected or year to date loss for which a benefit cannot be realized are excluded.
For the three months ended March 31, 2025, income tax expense of $1,564 was attributable to the mix of earnings among tax jurisdictions, the impact of valuation allowances in certain jurisdictions and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of (27.8)% varies from the statutory rate primarily due to the impact of valuation allowances in certain jurisdictions and tax credits and incentives offset by U.S. taxes on foreign earnings.
For the three months ended March 31, 2024, income tax expense of $510 was attributable to the mix of earnings among tax jurisdictions and U.S. taxes on foreign earnings offset by the impact of valuation allowances in certain jurisdictions and tax credits and incentives. The effective tax rate of (9.1)% varies from the statutory rate primarily due to U.S. taxes on foreign earnings offset by the impact of valuation allowances in certain jurisdictions and tax credits and incentives.
(13) Segment Reporting
Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer.
The Company has three reportable segments, Control Devices, Electronics and Stoneridge Brazil, which also represent its operating segments. The Control Devices reportable segment produces actuators, sensors, switches and connectors. The Electronics reportable segment produces advanced driver information solutions, vision systems, connectivity and compliance solutions and control modules. The Stoneridge Brazil reportable segment designs and manufactures vehicle tracking devices and monitoring services, driver information systems, vehicle security alarms and convenience accessories telematics solutions and multimedia devices.
The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company’s 2024 Form 10-K. The Company’s management evaluates the performance of its reportable segments based primarily on revenues from external customers, operating income and capital expenditures. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.
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
The financial information presented below is for our three reportable operating segments and includes adjustments for unallocated corporate costs and intercompany eliminations, where applicable. Such costs and eliminations do not meet the requirements for being classified as an operating segment. Unallocated Corporate costs include various support functions, such as accounting/finance, executive administration, human resources, information technology and legal.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
A summary of financial information by reportable segment is as follows:

	Three months ended March 31,
	2025	2024
Net Sales:
Control Devices	$68,833	$77,158
Inter-segment sales	1,022	831
Control Devices net sales	69,855	77,989
Electronics	134,783	149,783
Inter-segment sales	5,751	6,341
Electronics net sales	140,534	156,124
Stoneridge Brazil	14,274	12,216
Inter-segment sales	135	—
Stoneridge Brazil net sales	14,409	12,216
Eliminations	(6,908)	(7,172)
Total net sales	$217,890	$239,157
Cost of Goods Sold:
Control Devices	$57,786	$64,010
Electronics	104,527	119,143
Stoneridge Brazil	9,169	7,494
Unallocated Corporate (A)	111	153
Total cost of goods sold	$171,593	$190,800
Design and Development:
Control Devices	$4,134	$5,108
Electronics	12,001	10,738
Stoneridge Brazil	782	772
Unallocated Corporate (A)	909	985
Total design and development	$17,826	$17,603
Other Segment Costs:
Control Devices	$5,746	$5,875
Electronics	12,751	12,814
Stoneridge Brazil	3,738	3,746
Unallocated Corporate (A)	9,461	7,988
Total other segment costs	$31,696	$30,423
Operating (Loss) Income:
Control Devices	$1,165	$2,164
Electronics	5,505	7,089
Stoneridge Brazil	585	204
Unallocated Corporate (A)	(10,480)	(9,126)
Total operating (loss) income	$(3,225)	$331
Depreciation and Amortization:
Control Devices	$2,326	$2,863
Electronics	3,540	3,861
Stoneridge Brazil	1,093	1,276
Unallocated Corporate	313	584
Total depreciation and amortization (B)	$7,272	$8,584

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

Interest Expense (Income), net:
Control Devices	$(75)	$—
Electronics	255	603
Stoneridge Brazil	(149)	(370)
Unallocated Corporate	3,136	3,401
Total interest expense, net	$3,167	$3,634
Capital Expenditures:
Control Devices	$1,063	$1,517
Electronics	3,880	1,377
Stoneridge Brazil	298	940
Corporate (C)	160	434
Total capital expenditures	$5,401	$4,268

	March 31, 2025	December 31, 2024
Total Assets:
Control Devices	$145,978	$136,028
Electronics	400,316	365,226
Stoneridge Brazil	54,307	48,280
Corporate (C)	458,013	471,793
Eliminations	(401,255)	(399,771)
Total assets	$657,359	$621,556

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

Three months ended March 31	2025	2024
Net Sales:
United States	$101,091	$118,116
North America	$101,091	$118,116
Brazil	14,274	12,216
South America	$14,274	$12,216
Sweden	38,048	44,107
Estonia	30,198	28,448
Netherlands	21,789	20,931
Other Europe	1,008	2,888
China	11,482	12,451
Europe and Other	$102,525	$108,825
Total net sales	$217,890	$239,157

	March 31, 2025	December 31, 2024
Long-term Assets:
United States	$88,320	$90,111
Mexico	6,974	5,254
North America	$95,294	$95,365
Brazil	26,353	25,222
South America	$26,353	$25,222
Sweden	36,224	32,918
Estonia	8,302	8,363
Netherlands	59,206	57,677
Other Europe	623	653
China	13,336	13,844
Europe and Other	$117,691	$113,455
Total long-term assets	$239,338	$234,042
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(14) Investments
In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company has contributed $8,950 to the Autotech Fund II as of March 31, 2025. The Company did not contribute to or receive distributions from Autotech Fund II during the three months ended March 31, 2025 or 2024. The Company has a 6.7% interest in Autotech Fund II. The Company recognized (gains) losses of $(294) and $277 during the three months ended March 31, 2025 and 2024, respectively. The Autotech Fund II investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $8,024 and $7,730 as of March 31, 2025 and December 31, 2024, respectively.

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
First Quarter Overview
The Company had net loss of $7.2 million, or $(0.26) per diluted share, for the three months ended March 31, 2025.
Net loss for the quarter ended March 31, 2025 increased by $1.1 million, or $(0.04) per diluted share, from net loss of $6.1 million, or $(0.22) per diluted share, for the three months ended March 31, 2024. Net sales decreased by $21.3 million, or 8.9%, compared to the three months ended March 31, 2024, primarily from lower volumes in our North American and European commercial vehicle markets for our Electronics segment and lower volumes in our North American automotive market including the expected end-of-life production for an actuator product for our Control Devices segment offset by higher OEM product sales at Stoneridge Brazil. Gross margin as a percent of sales for the quarter ended March 31, 2025 increased to 21.2% from 20.2% for the three months ended March 31, 2024 driven by lower material costs including favorable foreign exchange related variances offset by lower contribution from lower sales and business realignment costs incurred for operational efficiency initiatives at our Juarez facility. In addition, non-operating foreign currency gains and equity earnings favorably impacted results for the quarter ending March 31, 2025.
Our Control Devices segment net sales decreased by 10.8% compared to the first quarter of 2024 primarily as a result of decreases in our North American automotive market, including the expected end-of-life production for an actuator product, as well as decreases in our off-highway and China commercial vehicle markets. These decreases were offset by sales increases in our China automotive and North American commercial vehicle markets. Segment gross margin as a percentage of sales decreased due to lower contribution from lower sales levels offset by lower warranty and premium freight costs. Segment operating income decreased due to lower contribution from lower sales partially offset by lower D&D spending.
Our Electronics segment net sales decreased by 10.0% compared to the first quarter of 2024 primarily due to lower sales volumes in our North American and European commercial vehicle markets, partially mitigated by the on-going ramp-up of a recently launched European MirrorEye OEM program and higher sales of our next generation tachograph. We also experienced lower sales volume in our North American off-highway vehicle market and an unfavorable impact of foreign currency translation which were offset by higher sales in European off-highway market. Segment gross margin as a percent of sales increased compared to the prior year first quarter from lower material costs including favorable foreign exchange related variances, which were partially offset by lower contribution from lower sales and higher business realignment costs incurred for operational efficiency initiatives at our Juarez facility. Operating income for the segment decreased compared to the first quarter of 2024 because of lower gross profit and higher D&D expense as customer reimbursements declined more than spending driven by reduced launch activities.
Our Stoneridge Brazil segment net sales increased by 16.8% compared to the first quarter of 2024 primarily from higher OEM product sales offset by unfavorable foreign currency translation and lower original equipment services ("OES") channel sales. Operating income increased due to higher contribution from higher sales levels partially offset by the adverse impact of U.S. dollar denominated material purchases.
In the first quarter of 2025, SG&A expenses increased by $1.3 million compared to the first quarter of 2024 driven primarily by higher business realignment costs and professional services being offset by lower incentive compensation.

In the first quarter of 2025, D&D costs increased by $0.2 million compared to the prior year first quarter from higher expense in our Electronics segment as customer reimbursements declined more than spending driven by reduced launch activities offset by lower D&D spending in our Control Devices segment.

At March 31, 2025 and December 31, 2024, we had cash and cash equivalents balances primarily held at our foreign locations of $79.1 million and $71.8 million, respectively, and we had $203.2 million and $201.6 million, respectively, in borrowings outstanding on our Credit Facility. The 2025 increase in cash and cash equivalents was mostly due to cash generated from operating activities including lower working capital levels.
Outlook
The Company believes that focusing on products that address industry megatrends has had and will continue to have a positive effect on both our top-line growth and financial performance. Expanding on our existing products and technology platforms with advanced capabilities, applications and data services is core to our long-term strategy. For example, we continue to develop safety, vehicle intelligence and connectivity based products, such as our OEM MirrorEye® programs in North America and Europe as well as our next generation tachograph in Europe.
In April 2025, the U.S. government announced additional tariffs on various goods imported to the U.S. and other countries announced reciprocal tariffs on goods imported to such countries, including goods used by or manufactured by Stoneridge. Some of these additional tariffs have been implemented and others have been conditionally paused, and it is reasonably possible that new or additional tariffs will be periodically announced given the current global trade environment. We continue to monitor and evaluate the direct and indirect impacts of these tariffs as well as heightened global trade disputes.
Our business model of manufacturing by regions for the regions limits the global impact of certain trade restrictions and tariffs. Our primary tariff exposure relates to our Mexico operations that sell products into the U.S., most of which are exempt under the provisions of the United States-Mexico-Canada Agreement. Further, the majority of our supply components are not subject to the additional tariffs or are compliant with exceptions. We are taking and will continue to take actions to mitigate any direct and indirect impacts of new or additional tariffs including directly or indirectly passing the additional costs through to our customers. However, these matters are changing rapidly and there is significant uncertainty as to how long and to what degree that Stoneridge and the global transportation industry will be impacted by these new or additional tariffs, the adverse global trade environment and the resulting economic uncertainty.

Based on IHS Market production forecasts, the North American automotive market is expected to decrease from 15.5 million units in 2024 to 14.0 million units in 2025. In our Control Devices segment, we remain focused on drivetrain agnostic technologies to drive new business awards as the market continues to evolve. However, we expect lower sales in 2025 related to the impact of end-of-life production for an actuator product. We expect continued volatility in our end markets as uncertainty remains related to the market’s response to tariff policies. We continue to focus on operational excellence and enterprise-wide cost reduction, including material cost reduction plans, to continue to drive margin improvement going-forward.
Based on IHS Market production forecasts published in February 2025, in 2025 the European and North American commercial vehicle end market volumes are forecasted to increase 3.9% and decrease 3.3%, respectively. In 2025 and over the long-term, we expect our Electronics’ segment sales to outperform forecasted changes in production volumes due to strong demand for our existing products and the impact of ongoing launches of our OEM MirrorEye programs in North America and Europe as well as higher sales of our next generation tachograph in Europe. We expect continued growth in MirrorEye as we launch and ramp up new and existing OEM programs in both North America and Europe, and MirrorEye systems becomes standard on key truck platforms for existing OEM programs.
In 2025, we expect net D&D spend to slightly decrease driven by a shift to spending for the development of next generation products, opposed to new product launch related spend. As a result of reduced launch activities, we expect lower customer reimbursements and capitalization of software development costs. We continue to evaluate and optimize our engineering footprint to enhance capabilities and capacity for the most efficient return on our engineering spend, including utilizing our Stoneridge Brazil engineering resources to support Electronics segment projects.
In January 2025, the International Monetary Fund forecasted the Brazil gross domestic product to grow 2.2% in 2025, a decline from forecasted growth of 3.0% in 2024. We expect our served market channels to remain relatively stable in 2025 based on current market and economic conditions. Stoneridge Brazil continues to focus on growing our OEM capabilities in-region to better support our global customers. We expect this strategy will provide opportunities for future growth and a platform to continue to rotate our local portfolio to more closely align with our global products. In addition, we continue to align our global engineering capabilities and footprint by expanding our Brazilian engineering center.
While we expect continued challenges across our end markets in 2025, we will continue to focus on overall operating cost improvement and operational execution to drive contribution margin and focus on inventory reduction to improve our cash position and reduce our leverage profile.

Our future effective tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles and our jurisdictional mix of earnings. We monitor these factors and the impact on our effective tax rate.
Other Matters
A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. In the first quarter of 2025, the U.S. Dollar strengthened against the Brazilian real, unfavorably impacting our reported results, while it weakened against the Swedish krona, favorably impacting our reported results.
We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance and resignation related costs that we refer to as business realignment charges. Business realignment costs of $2.8 million and $0.0 million were incurred in the three months ended March 31, 2025 and 2024, respectively. We incurred $1.4 million in business realignment costs in the three months ended March 31, 2025 related to operational efficiency initiatives at our Juarez facility, which we expect will result in cost savings for direct and indirect labor and a more efficient overall operating structure. We expect to incur additional realignment costs related to this initiative and others in the remainder of 2025.
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
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Three months ended March 31,	2025		2024		Dollar increase (decrease)
Net sales	$217,890	100.0%	$239,157	100.0%	$(21,267)
Costs and expenses:
Cost of goods sold	171,593	78.8	190,800	79.8	(19,207)
Selling, general and administrative	31,696	14.5	30,423	12.7	1,273
Design and development	17,826	8.2	17,603	7.4	223
Operating (loss) income	(3,225)	(1.5)	331	0.1	(3,556)
Interest expense, net	3,167	1.5	3,634	1.5	(467)
Equity in (earnings) loss of investee	(294)	(0.1)	277	0.1	(571)
Other (income) expense, net	(466)	(0.2)	2,036	0.9	(2,502)
Loss before income taxes	(5,632)	(2.6)	(5,616)	(2.3)	(16)
Provision for income taxes	1,564	0.7	510	0.2	1,054
Net loss	$(7,196)	(3.3)%	$(6,126)	(2.6)%	$(1,070)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Three months ended March 31,	2025		2024		Dollar increase (decrease)	Percent increase (decrease)
Control Devices	$68,833	31.6%	$77,158	32.3%	$(8,325)	(10.8)%
Electronics	134,783	61.8	149,783	62.6	(15,000)	(10.0)%
Stoneridge Brazil	14,274	6.6	12,216	5.1	2,058	16.8%
Total net sales	$217,890	100.0%	$239,157	100.0%	$(21,267)	(8.9)%
Our Control Devices segment net sales decreased $8.3 million because of decreases in our North American automotive market of $5.0 million including the impact of expected end-of-life production for an actuator product as well as decreases in our off-highway and China commercial vehicle markets of $2.2 million and $1.5 million, respectively. These decreases were partially offset by volume increases in our China automotive and North American commercial vehicle markets of $1.0 million $0.4 million, respectively.
Our Electronics segment net sales decreased $15.0 million because of lower customer production volumes in our North American and European commercial vehicle markets of $7.9 million and $5.5 million, respectively, partially mitigated by higher MirrorEye sales, including the ramp-up of a recently launched European OEM program and higher aftermarket sales for our next generation tachograph. We also experienced lower sales volumes in our North American off-highway vehicle market of $1.7 million. These decreases were offset by an increase in our European off-highway market of $2.5 million. Net sales in the first quarter of 2025 were unfavorably impacted by euro and Swedish krona foreign currency translation of $2.7 million compared to the prior year quarter.
Our Stoneridge Brazil segment net sales increased $2.1 million from higher OEM product sales partially offset by unfavorable foreign currency translation of $1.8 million and lower OES channel sales of $0.3 million.
Net sales by geographic location are summarized in the following table (in thousands):

Three months ended March 31,	2025		2024		Dollar increase (decrease)	Percent increase (decrease)
North America	$101,091	46.3%	$118,116	49.4%	$(17,025)	(14.4)%
South America	14,274	6.6	12,216	5.1	2,058	16.8%
Europe and Other	102,525	47.1	108,825	45.5	(6,300)	(5.8)%
Total net sales	$217,890	100.0%	$239,157	100.0%	$(21,267)	(8.9)%
The decrease in North American net sales was mostly attributable to a decrease in sales volume in our commercial vehicle, automotive and off-highway markets of $7.5 million, $5.0 million and $4.0 million, respectively. The decrease in our North American automotive market was primarily caused by lower customer volumes and the expected end-of-life production of an actuator product.
The increase in net sales in South America was from higher OEM product sales of $4.2 million partially offset by unfavorable foreign currency translation of $1.8 million and lower OES channel sales of $0.3 million.
The decrease in net sales in Europe and Other was due to decreases in customer production volumes in our European and China commercial vehicle markets of $5.5 million and $1.7 million, respectively, offset by an increase in our European off-highway and China automotive markets of $2.5 million and $1.0 million, respectively. Net sales were also impacted by an unfavorable foreign currency translation of $2.8 million.
Cost of Goods Sold and Gross Margin. Cost of goods sold decreased compared to the first quarter of 2024 and our gross margin increased to 21.2% in the first quarter of 2025 from 20.2% in the first quarter of 2024. Our material cost as a percentage of net sales decreased to 56.3% in the first quarter of 2025 from 58.9% in the first quarter of 2024. The decrease in material cost percentage was due to lower material costs including favorable foreign exchange related variances. Overhead as a percentage of net sales was 17.8% and 16.2% for the first quarter of 2025 and 2024, respectively. The increase in overhead as a percentage of sales was attributable to lower sales as overhead spending was consistent with the prior year quarter.
Our Control Devices segment gross margin decreased primarily because of lower contribution from lower sales.

Our Electronics segment gross margin increased from the prior year first quarter because of reduced material costs including favorable foreign exchange related variances which were partially offset by lower contribution from lower sales levels and higher business realignment costs incurred for operational efficiency initiatives at our Juarez facility.
Our Stoneridge Brazil segment gross margin decreased primarily because of the unfavorable sales mix and the adverse impact of U.S. dollar denominated material purchases offset by higher contribution from higher sales levels.
Selling, General and Administrative. SG&A expenses increased by $1.3 million primarily because of higher business realignment costs and professional services being offset by lower incentive compensation.
Design and Development. D&D costs decreased by $0.2 million compared to the first quarter of 2024 from higher expense in our Electronics segment as customer reimbursements declined more than spending driven by reduced launch activities offset by lower D&D spending in our Control Devices segment.
Operating (Loss) Income. Operating (loss) income by segment is summarized in the following table (in thousands):

Three months ended March 31,	2025	2024	Dollar increase (decrease)	Percent increase (decrease)
Control Devices	$1,165	$2,164	$(999)	(46.2)%
Electronics	5,505	7,089	(1,584)	(22.3)
Stoneridge Brazil	585	204	381	186.8
Unallocated corporate	(10,480)	(9,126)	(1,354)	(14.8)
Operating (loss) income	$(3,225)	$331	$(3,556)	(1074.3)%
Our Control Devices segment operating income decreased because of lower contribution from lower sales levels offset by lower D&D spending.
Our Electronics segment operating income decreased primarily because of higher D&D expense as customer reimbursements declined more than spending as well as slightly lower segment gross profit.
Our Stoneridge Brazil segment operating income increased due to higher gross profit from higher sales levels offset by unfavorable sales mix and the adverse impact of U.S. dollar denominated material purchases.
Our unallocated corporate operating loss increased from higher SG&A related to business realignment costs.
Operating (loss) income by geographic location is summarized in the following table (in thousands):

Three months ended March 31,	2025	2024	Dollar increase (decrease)	Percent increase (decrease)
North America	$(12,889)	$(5,606)	$(7,283)	(129.9)%
South America	585	204	381	186.8
Europe and Other	9,079	5,733	3,346	58.4
Operating (loss) income	$(3,225)	$331	$(3,556)	(1074.3)%
Our North American operating loss increased due to lower contribution from lower sales levels and higher business realignment costs. Operating income in South America increased due to higher contribution from higher sales levels offset by unfavorable sales mix and the adverse impact of U.S. dollar denominated material purchases. Our operating results in Europe and Other increased because of lower material costs including favorable foreign exchange related variances which were partially offset by lower contribution from lower sales levels and higher D&D spending resulting from lower customer reimbursements.
Interest Expense, net. Interest expense, net was $3.2 million and $3.6 million for the three months ended March 31, 2025 and 2024, respectively. The decrease for the quarter ended March 31, 2025, was the result of lower interest rates on our Credit Facility outstanding balances.
Equity in (Earnings) Loss of Investee. Equity (earnings) loss for Autotech Fund II was $(0.3) million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

Other (Income) Expense, net. We record certain foreign currency transaction (gains) losses as a component of other income, net on the condensed consolidated statement of operations. Other income, net of $0.5 million increased by $2.5 million compared to the first quarter of 2024 due to foreign currency transaction gains in our Electronics segment.
Provision for Income Taxes. For the three months ended March 31, 2025, income tax expense of $1.6 million was attributable to the mix of earnings among tax jurisdictions, the impact of valuation allowances in certain jurisdictions and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of (27.8)% varies from the statutory tax rate primarily due to the impact of valuation allowances in certain jurisdictions and tax credits and incentives offset by U.S. taxes on foreign earnings.
For the three months ended March 31, 2024, income tax expense of $0.5 million was attributable to the mix of earnings among tax jurisdictions and U.S. taxes on foreign earnings offset by the impact of valuation allowances in certain jurisdictions and tax credits and incentives. The effective tax rate of (9.1)% varies from the statutory tax rate primarily due to U.S. taxes on foreign earnings offset by the impact of valuation allowances in certain jurisdictions and tax credits and incentives.
Liquidity and Capital Resources
Summary of Cash Flows:

Three months ended March 31,	2025	2024
Net cash provided by (used for):
Operating activities	$10,897	$9,109
Investing activities	(5,988)	(5,714)
Financing activities	(787)	5,388
Effect of exchange rate changes on cash and cash equivalents	3,155	(1,184)
Net change in cash and cash equivalents	$7,277	$7,599
Cash provided by operating activities slightly increased compared to 2024 primarily due to cash provided from working capital levels. Cash used by receivables was unfavorable compared to 2024, however collection terms have remained consistent.
Net cash used for investing activities increased compared to 2024 due to higher capital expenditures including costs to modernize our Juarez facility offset by lower capitalized software development costs.
Net cash provided by financing activities decreased compared to 2024 due to a decrease in Credit Facility borrowings net of repayments.
As outlined in Note 7 to our condensed consolidated financial statements, the Credit Facility permits borrowing up to a maximum level of $275.0 million. This variable rate facility has an accordion feature which allows the Company to increase its availability by up to $150.0 million upon the satisfaction of certain conditions and lender consent through its expiration in November 2026. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants that place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $203.2 million at March 31, 2025.
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
•the Company’s aggregate amount of cash and cash equivalents, defined as 100% of North American and 65% of foreign cash balances, cannot exceed $70.0 million;
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

The Company was in compliance with all covenants at March 31, 2025 and December 31, 2024. The Company has not experienced a violation that would limit the Company’s ability to borrow under the Credit Facility, as amended, and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance due to the adverse impact of significantly lower global demand in our markets and challenging macroeconomic conditions. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.
The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $2.0 million and $1.8 million at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024 there were no borrowings outstanding on this overdraft credit line. During the three months ended March 31, 2025, the subsidiary borrowed and repaid 70.6 million Swedish krona, or $7.0 million. The Stockholm subsidiary has pledged certain of its assets as collateral in order to obtain a guarantee of certain of the Stockholm subsidiary’s obligations to third parties.
The Company’s wholly owned subsidiary located in Suzhou, China, had lines of credit that matured in March 2025 and allowed up to a maximum borrowing level of 20.0 million Chinese yuan, or $2.7 million at December 31, 2024. At December 31, 2024 there were no borrowings outstanding on the Suzhou credit line. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit that expired in October 2024 which facilitated the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allowed up to a maximum borrowing level of 60.0 million Chinese yuan.
In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech, a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. As of March 31, 2025, the Company’s cumulative investment in the Autotech Fund II was $9.0 million. The Company did not contribute to Autotech Fund II during the three months ended March 31, 2025 and March 31, 2024, respectively.
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
At March 31, 2025, we had a cash and cash equivalents balance of approximately $79.1 million, of which 83.9% was held in foreign locations. The Company has approximately $71.8 million of undrawn commitments under the Credit Facility as of March 31, 2025, which results in total undrawn commitments and cash balances of more than $150.9 million. However, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance.
The principal sources of liquidity available for our future cash requirements are expected to be (i) cash flows from operations, (ii) cash and cash equivalents on-hand and (iii) borrowings from our Credit Facility. We believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital and other commitments during the next twelve months. While uncertainty surrounding the current economic environment could adversely impact our business, based on our current financial position, we believe it is unlikely that any such effects would preclude us from maintaining sufficient liquidity.
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

Critical Accounting Policies and Estimates
The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2024 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2024 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the first quarter of 2025.
Information regarding other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of the Company’s 2024 Form 10-K.
International Presence
By operating internationally, we are affected by foreign currency exchange rates and the economic conditions of certain countries. Furthermore, given the current economic climate and fluctuations in certain commodity prices, we believe that an increase in such items could significantly affect our profitability. See Note 5 to the condensed consolidated financial statements for additional details on the Company’s foreign currency exchange rate risks.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously presented within Part II, Item 7A of the Company’s 2024 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes with respect to risk factors previously disclosed in the Company’s 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of Common Shares made by us during the three months ended March 31, 2025. There were 41,004 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/25-1/31/25	649	$6.27	N/A	N/A
2/1/25-2/28/25	7,122	$5.62	N/A	N/A
3/1/25-3/31/25	33,233	$5.47	N/A	N/A
Total	41,004
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Separation Agreement, dated January 29, 2025, by and between Stoneridge, Inc. and Salvatore Orsini, filed herewith.

10.2	Amendment No. 1 to Fifth Amended and Restated Credit Agreement and Waiver, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	101	XBRL Exhibits:

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104
The cover page from our Quarterly Report on Form 10-Q for the period ended March 31, 2025, filed with the Securities and Exchange Commission on April 30, 2025, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: April 30, 2025	/s/ James Zizelman
James Zizelman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 30, 2025	/s/ Matthew R. Horvath
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)