Form 10-Q
period 2025-06-30
STONERIDGE INC
filed 2025-08-06
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2025
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period     for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No
The number of Common Shares, without par value, outstanding as of August 1, 2025 was 28,006,494.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
STONERIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,772	$71,832
Accounts receivable, less reserves of $802 and $1,060, respectively	163,105	137,766
Inventories, net	144,451	151,337
Prepaid expenses and other current assets	36,099	26,579
Total current assets	393,427	387,514
Long-term assets:
Property, plant and equipment, net	100,100	97,667
Intangible assets, net	42,514	39,677
Goodwill	37,690	33,085
Operating lease right-of-use asset	11,441	10,050
Investments and other long-term assets, net	54,236	53,563
Total long-term assets	245,981	234,042
Total assets	$639,408	$621,556

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$105,773	$83,478
Accrued expenses and other current liabilities	78,377	66,494
Total current liabilities	184,150	149,972
Long-term liabilities:
Revolving credit facility	164,377	201,577
Deferred income taxes	5,373	5,321
Operating lease long-term liability	7,984	6,484
Other long-term liabilities	17,008	12,942
Total long-term liabilities	194,742	226,324
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	—	—
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 28,003 and 27,695 shares outstanding at June 30, 2025 and December 31, 2024, respectively, with no stated value	—	—
Additional paid-in capital	217,582	225,712
Common Shares held in treasury, 963 and 1,271 shares at June 30, 2025 and December 31, 2024, respectively, at cost	(28,041)	(38,424)
Retained earnings	163,430	179,985
Accumulated other comprehensive loss	(92,455)	(122,013)
Total shareholders' equity	260,516	245,260
Total liabilities and shareholders' equity	$639,408	$621,556
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024

Net sales	$227,952	$237,059	$445,842	$476,216
Costs and expenses:
Cost of goods sold	179,014	183,319	350,607	374,119
Selling, general and administrative	32,835	31,876	64,531	62,299
Design and development	18,704	18,457	36,530	36,060
Operating (loss) income	(2,601)	3,407	(5,826)	3,738
Interest expense, net	3,134	3,801	6,301	7,435
Equity in (earnings) loss of investee	(50)	52	(344)	329
Other expense (income), net	3,430	(2,296)	2,964	(260)
(Loss) income before income taxes	(9,115)	1,850	(14,747)	(3,766)
Provision (benefit) for income taxes	244	(936)	1,808	(426)
Net (loss) income	$(9,359)	$2,786	$(16,555)	$(3,340)

(Loss) income per share:
Basic	$(0.34)	$0.10	$(0.60)	$(0.12)
Diluted	$(0.34)	$0.10	$(0.60)	$(0.12)

Weighted-average shares outstanding:
Basic	27,788	27,611	27,734	27,570
Diluted	27,788	27,853	27,734	27,570
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024

Net (loss) income	$(9,359)	$2,786	$(16,555)	$(3,340)

Other comprehensive income (loss), net of tax:
Foreign currency translation	13,666	(8,454)	26,449	(13,333)
Unrealized gain (loss) on derivatives (1)	1,766	(2,200)	3,109	(2,130)
Other comprehensive income (loss), net of tax	15,432	(10,654)	29,558	(15,463)

Comprehensive income (loss)	$6,073	$(7,868)	$13,003	$(18,803)

(1)
Net of tax expense (benefit) of $469 and $(585) for the three months ended June 30, 2025 and 2024, respectively. Net of tax expense (benefit) of $827 and $(566) for the six months ended June 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended June 30, (in thousands)	2025	2024

OPERATING ACTIVITIES:
Net loss	$(16,555)	$(3,340)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	10,779	13,054
Amortization, including accretion and write-off of deferred financing costs	4,544	4,440
Deferred income taxes	(3,491)	(7,004)
(Earnings) loss of equity method investee	(344)	329
Loss on sale of fixed assets	78	258
Share-based compensation expense	2,560	2,207
Excess tax deficiency related to share-based compensation expense	453	238
Changes in operating assets and liabilities:
Accounts receivable, net	(15,101)	(6,094)
Inventories, net	18,301	3,438
Prepaid expenses and other assets	(2,668)	(1,038)
Accounts payable	15,540	(849)
Accrued expenses and other liabilities	7,492	12,123
Net cash provided by operating activities	21,588	17,762

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(9,352)	(12,920)
Proceeds from sale of fixed assets	225	222
Investment in venture capital fund, net	(92)	(260)
Net cash used for investing activities	(9,219)	(12,958)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	18,500	57,000
Revolving credit facility payments	(59,000)	(58,000)
Proceeds from issuance of debt	12,805	17,677
Repayments of debt	(13,366)	(17,690)
Repurchase of Common Shares to satisfy employee tax withholding	(302)	(666)
Net cash used for financing activities	(41,363)	(1,679)

Effect of exchange rate changes on cash and cash equivalents	6,934	(1,854)
Net change in cash and cash equivalents	(22,060)	1,271
Cash and cash equivalents at beginning of period	71,832	40,841

Cash and cash equivalents at end of period	$49,772	$42,112

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$6,708	$8,003
Cash paid for income taxes, net	$6,937	$4,372
Capital expenditures included in accounts payable	$1,084	$479
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands)	Number of Common Shares outstanding	Number of treasury shares	Additional paid-in capital	Common Shares held in treasury	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity

BALANCE DECEMBER 31, 2023	27,549	1,417	$227,340	$(43,344)	$196,509	$(92,788)	$287,717
Net loss	—	—	—	—	(6,126)	—	(6,126)
Unrealized gain on derivatives, net	—	—	—	—	—	70	70
Currency translation adjustments	—	—	—	—	—	(4,879)	(4,879)
Issuance of Common Shares	154	(154)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(36)	36	—	3,958	—	—	3,958
Share-based compensation, net	—	—	(3,484)	—	—	—	(3,484)
BALANCE MARCH 31, 2024	27,667	1,299	$223,856	$(39,386)	$190,383	$(97,597)	$277,256

Net income	—	—	—	—	2,786	—	2,786
Unrealized loss on derivatives, net	—	—	—	—	—	(2,200)	(2,200)
Currency translation adjustments	—	—	—	—	—	(8,454)	(8,454)
Issuance of Common Shares	16	(16)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(4)	4	—	320	—	—	320
Share-based compensation, net	—	—	743	—	—	—	743
BALANCE JUNE 30, 2024	27,679	1,287	$224,599	$(39,066)	$193,169	$(108,251)	$270,451

BALANCE DECEMBER 31, 2024	27,695	1,271	$225,712	$(38,424)	$179,985	$(122,013)	$245,260
Net loss	—	—	—	—	(7,196)	—	(7,196)
Unrealized gain on derivatives, net	—	—	—	—	—	1,343	1,343
Currency translation adjustments	—	—	—	—	—	12,783	12,783
Issuance of Common Shares	192	(192)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(41)	41	—	5,488	—	—	5,488
Share-based compensation, net	—	—	(4,582)	—	—	—	(4,582)
BALANCE MARCH 31, 2025	27,846	1,120	$221,130	$(32,936)	$172,789	$(107,887)	$253,096

Net loss	—	—	—	—	(9,359)	—	(9,359)
Unrealized gain on derivatives, net	—	—	—	—	—	1,766	1,766
Currency translation adjustments	—	—	—	—	—	13,666	13,666
Issuance of Common Shares	168	(168)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(11)	11	—	4,895	—	—	4,895
Share-based compensation, net	—	—	(3,548)	—	—	—	(3,548)
BALANCE JUNE 30, 2025	28,003	963	$217,582	$(28,041)	$163,430	$(92,455)	$260,516
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(1) Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2024 Form 10-K.
Reclassifications
Certain prior period amounts have been reclassified to conform to their 2025 presentation in the condensed consolidated financial statements.
(2) Recently Issued Accounting Standards
Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures,” which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, companies are required to disclose additional information about income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be adopted on a prospective basis; however, retrospective application is permitted. This ASU will modify the Company's financial statement disclosures, but will not have a significant impact on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures,” which requires companies to disclose certain costs and expenses within the notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact on our annual consolidated financial statement disclosures.
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
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three months ended June 30, 2025 and 2024:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Three months ended June 30,	2025	2024	2025	2024	2025	2024	2025	2024
Net Sales:
North America	$58,946	$67,391	$45,605	$54,124	$—	$—	$104,551	$121,515
South America	—	—	—	—	14,860	11,649	14,860	11,649
Europe	—	—	96,148	90,613	—	—	96,148	90,613
Asia Pacific	11,465	12,508	928	774	—	—	12,393	13,282
Total net sales	$70,411	$79,899	$142,681	$145,511	$14,860	$11,649	$227,952	$237,059
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the six months ended June 30, 2025 and 2024:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Six months ended June 30,	2025	2024	2025	2024	2025	2024	2025	2024
Net Sales:
North America	$117,268	$133,213	$88,372	$106,417	$—	$—	$205,640	$239,630
South America	—	—	—	—	29,134	23,865	29,134	23,865
Europe	—	—	187,193	186,988	—	—	187,193	186,988
Asia Pacific	21,976	23,844	1,899	1,889	—	—	23,875	25,733
Total net sales	$139,244	$157,057	$277,464	$295,294	$29,134	$23,865	$445,842	$476,216
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
Our aftermarket products, including accessories and replacement parts, are focused on meeting the demand for safety, compliance and entertainment applications and are sold primarily to aftermarket distributors in our South American and European markets, as well as direct to aftermarket customers in North America. Aftermarket products have one type of performance obligation, which is the delivery of aftermarket parts and spare parts. For aftermarket customers, the Company typically has standard terms and conditions for all customers. In addition, aftermarket products have alternative use as they can be sold to multiple customers. Revenue for aftermarket part production contracts is recognized at a point in time when the control of the parts transfers to the customer, which is based on the shipping terms. Aftermarket contracts may include variable consideration related to discounts and rebates, which is included in the transaction price upon recognizing the product revenue.
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
Contract Balances
The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of June 30, 2025 and December 31, 2024.
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

	June 30, 2025	December 31, 2024
Raw materials	$100,826	$108,283
Work-in-progress	8,741	7,627
Finished goods	34,884	35,427
Total inventories, net	$144,451	$151,337

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Inventory valued using the FIFO method was $130,250 and $138,420 at June 30, 2025 and December 31, 2024, respectively. Inventory valued using the average cost method was $14,201 and $12,917 at June 30, 2025 and December 31, 2024, respectively.
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
Derivative Instruments and Hedging Activities
On June 30, 2025, the Company had open Mexican peso-denominated foreign currency forward contracts. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2025 and 2024. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.
Foreign Currency Exchange Rate Risk
Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction with the resulting adjustments included on the condensed consolidated statements of operations within other expense (income), net. These foreign currency transaction losses (gains), including the impact of hedging activities, were $3,395 and $(2,270) for the three months ended June 30, 2025 and 2024, respectively, and $2,963 and $(326) for the six months ended June 30, 2025 and 2024, respectively.
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
In certain instances, the foreign currency forward contracts may not qualify for hedge accounting or are not designated as hedges and, therefore, are marked-to-market with gains and losses recognized in the Company’s condensed consolidated statements of operations as a component of other (income) expense, net. At June 30, 2025, all of the Company’s foreign currency forward contracts were designated as cash flow hedges.
The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:
Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges
The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at June 30, 2025 of $15,916, which expire ratably on a monthly basis from July 2025 to December 2025. The notional amounts at December 31, 2024 related to Mexican peso-denominated foreign currency forward contracts were $32,339.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The Company evaluated the effectiveness of the Mexican peso denominated forward contracts held as of June 30, 2025 and concluded that the hedges were highly effective.
The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Notional amounts (A)		Prepaid expenses and other current assets		Accrued expenses and other current liabilities
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$15,916	$32,339	$1,507	$—	$—	$2,429
_____________________________
(A)Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.
Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net loss (income) for the three months ended June 30 were as follows:

	Gain (loss) recorded in other comprehensive income (loss)		Gain reclassified from other comprehensive income (loss) into net loss (income) (A)
	2025	2024	2025	2024
Derivatives designated as cash flow hedges:
Forward currency contracts	$2,265	$(2,371)	$29	$414
_____________________________

(A)
(Losses) gains reclassified from other comprehensive income (loss) into net loss (income) recognized in selling, general and administrative expenses (“SG&A”) in the Company’s condensed consolidated statements of operations were $(126) and $134 for the three months ended June 30, 2025 and 2024, respectively. Gains reclassified from other comprehensive income (loss) into net loss (income) recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $155 and $280 for the three months ended June 30, 2025 and 2024, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net loss for the six months ended June 30 were as follows:

	Gain (loss) recorded in other comprehensive income (loss)		(Loss) gain reclassified from other comprehensive income (loss) into net loss (A)
	2025	2024	2025	2024
Derivatives designated as cash flow hedges:
Forward currency contracts	$3,367	$(1,628)	$(569)	$1,068

(A)
(Losses) gains reclassified from other comprehensive income (loss) into net loss recognized in SG&A in the Company’s condensed consolidated statements of operations were $(127) and $251 for the six months ended June 30, 2025 and 2024, respectively. (Losses) gains reclassified from other comprehensive income (loss) into net loss recognized in COGS in the Company’s condensed consolidated statements of operations were $(442) and $817 for the six months ended June 30, 2025 and 2024, respectively.

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

		June 30, 2025			December 31, 2024
		Fair values estimated using
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs	Fair value
Financial assets carried at fair value:
Forward currency contracts	$1,507	$—	$1,507	$—	$—
Total financial assets carried at fair value	$1,507	$—	$1,507	$—	$—

Financial liabilities carried at fair value:
Forward currency contracts	$—	$—	$—	$—	$2,429
Total financial liabilities carried at fair value	$—	$—	$—	$—	$2,429
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the six months ended June 30, 2025.
(6) Share-Based Compensation
Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expense, was $1,424 and $1,115 for the three months ended June 30, 2025 and 2024, respectively. Compensation expense for share-based compensation arrangements was $2,560 and $2,207 for the six months ended June 30, 2025 and 2024, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(7) Debt
Debt consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024	Interest rate at June 30, 2025	Maturity
Revolving Credit Facility
Revolving Credit Facility	$164,377	$201,577	6.35%	November 2026
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
•the minimum interest coverage ratio of 3.50 was waived for the quarter ended December 31, 2024 and was reduced to 2.00 for the quarters ended March 31 and June 30, 2025, and 2.50 and 3.50 for the quarters ended September 30, 2025 and December 31, 2025, respectively;
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
As a result of entering into Amendment No.1, the Company capitalized $561 of deferred financing costs during the six months ended June 30, 2025.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Borrowings outstanding on the Credit Facility were $164,377 and $201,577 at June 30, 2025 and December 31, 2024, respectively.
The Company was in compliance with all Credit Facility covenants at June 30, 2025 and December 31, 2024.
The Company also has outstanding letters of credit of $1,506 at June 30, 2025 and $1,571 at December 31, 2024.
Debt
The Company’s wholly owned subsidiary located in Stockholm, Sweden (the “Stockholm subsidiary”), has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $2,118 and $1,809, at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, there were no borrowings outstanding on this overdraft credit line. During the six months ended June 30, 2025, the subsidiary borrowed and repaid 129,399 Swedish krona, or $13,706. The Stockholm subsidiary has pledged certain of its assets as collateral in order to obtain a guarantee of certain of the Stockholm subsidiary’s obligations to third parties.
The Company’s wholly owned subsidiary located in Suzhou, China (the “Suzhou subsidiary”), has lines of credit (the “Suzhou credit lines”) that allow up to a maximum borrowing level of 50,000 Chinese yuan, or $6,980 at June 30, 2025 and 20,000 Chinese yuan, or $2,740 at December 31, 2024. At June 30, 2025 and December 31, 2024 there were $0 in borrowings outstanding on the Suzhou credit lines. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 30,000 Chinese yuan, or $4,188 at June 30, 2025. At June 30, 2025 there were no borrowings outstanding on the bank acceptance draft line of credit.
(8) Loss Per Share
Basic loss per share was computed by dividing net loss by the weighted-average number of Common Shares outstanding for each respective period. Diluted loss per share was calculated by dividing net loss by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 187,351 for the three months ended June 30, 2025 were excluded from diluted loss per share because the effect would be anti-dilutive. Potential dilutive shares of 149,292 and 265,815 for the six months ended June 30, 2025 and 2024, respectively, were excluded from diluted loss per share because the effect would be anti-dilutive.
Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic weighted-average Common Shares outstanding	27,788,367	27,610,756	27,734,145	27,570,014
Effect of dilutive shares	—	241,871	—	—
Diluted weighted-average Common Shares outstanding	27,788,367	27,852,627	27,734,145	27,570,014
There were 972,099 and 646,500 performance-based right to receive Common Shares outstanding at June 30, 2025 and 2024, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share, to the extent they are not anti-dilutive, based on the number of Common Shares that would be issuable if the end of the quarter were the end of the performance period.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(9) Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended June 30, 2025 and 2024 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at April 1, 2025	$(107,312)	$(575)	$(107,887)
Other comprehensive income before reclassifications	13,666	1,789	15,455
Amounts reclassified from accumulated other comprehensive loss	—	(23)	(23)
Net other comprehensive income, net of tax	13,666	1,766	15,432
Balance at June 30, 2025	$(93,646)	$1,191	$(92,455)

Balance at April 1, 2024	$(99,135)	$1,538	$(97,597)
Other comprehensive loss before reclassifications	(8,454)	(1,873)	(10,327)
Amounts reclassified from accumulated other comprehensive loss	—	(327)	(327)
Net other comprehensive loss, net of tax	(8,454)	(2,200)	(10,654)
Balance at June 30, 2024	$(107,589)	$(662)	$(108,251)
Changes in accumulated other comprehensive loss for the six months ended June 30, 2025 and 2024 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at January 1, 2025	$(120,095)	$(1,918)	$(122,013)
Other comprehensive income before reclassifications	26,449	2,659	29,108
Amounts reclassified from accumulated other comprehensive loss	—	450	450
Net other comprehensive income, net of tax	26,449	3,109	29,558
Balance at June 30, 2025	$(93,646)	$1,191	$(92,455)

Balance at January 1, 2024	$(94,256)	$1,468	$(92,788)
Other comprehensive loss before reclassifications	(13,333)	(1,286)	(14,619)
Amounts reclassified from accumulated other comprehensive loss	—	(844)	(844)
Net other comprehensive loss, net of tax	(13,333)	(2,130)	(15,463)
Balance at June 30, 2024	$(107,589)	$(662)	$(108,251)
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
As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any expense related to groundwater remediation. At June 30, 2025 and December 31, 2024, the Company had accrued liabilities of $215 and $244,

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
respectively, related to expected future remediation costs. At June 30, 2025 and December 31, 2024, $115 and $144, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amounts as of June 30, 2025 and December 31, 2024 were recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.
The Company’s Stoneridge Brazil subsidiary has civil, labor, environmental and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$47,490 ($8,703) and R$42,834 ($6,918) at June 30, 2025 and December 31, 2024, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations and cash flows.
On August 12, 2020, the Brazilian Administrative Counsel for Economic Defense (“CADE”) issued a ruling against Stoneridge Brazil for abuse of dominance and market foreclosure through its prior use of exclusivity provisions in agreements with its distributors. The CADE tribunal imposed a R$7,995 ($1,465) fine which is included in the reasonably possible contingencies noted above. The Company continues to challenge this ruling in Brazilian federal court to reverse this decision by the CADE tribunal.
Long Term Supply Commitment
In 2022, the Company entered into a long term supply agreement, as amended, with a supplier for the purchase of certain electronic semiconductor components through December 31, 2030. Pursuant to the agreement, the Company paid capacity deposits of $1,000 each in December 2022 and June 2023. The capacity deposits are recognized in prepaid and other current assets on our condensed consolidated balance sheets and amortized ratably over the life of the purchase commitment. This long term supply agreement requires the Company to purchase minimum annual volumes while requiring the supplier to sell these components at a fixed price. The Company purchased $0 and $626 of these components during the three months ended June 30, 2025 and 2024, respectively, and $0 and $822 during the six months ended June 30, 2025 and 2024, respectively. The Company is required to purchase $5,571, $6,314, $7,463, $8,313, $841 and $1,492 of these components in each of the years 2025 through 2030, respectively. We evaluate our long-term supply agreement on a continuous basis in the context of customer demand and overall market dynamics. Part of that evaluation process has resulted in re-negotiating minimum annual volumes in the past. Should customer demand and market dynamics require us to re-evaluate our long-term supply commitments, we intend to engage with the supplier to negotiate an amendment to the long term supply agreement and amend the supply commitments to align with current market conditions.
Product Warranty and Recall
Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims, forecasts of the resolution of existing claims, expected future claims on products sold and commercial discussions with our customers. The key factors in our estimate are the warranty period and the customer source. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall reserve included $14,713 and $10,675 of a long-term liability at June 30, 2025 and December 31, 2024, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.
In 2023, the Company received a demand for arbitration from one of our customers seeking recovery for warranty claims related to past sales of PM sensor products, a product line we exited in 2019. In March 2024, pursuant to the arbitration process, the customer submitted a formal statement of claim notification for 29,340 euro ($34,579). In May 2024, the Company responded with a formal statement of defense denying responsibility for the claim. Based on our review of the technical and legal merits, we believe these warranty claims lack substantive merit and are significantly overstated. The

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Company continues to vigorously defend this matter in private arbitration. While no assurances can be made as to the ultimate outcome of this matter, or any other future claims, we do not currently believe a material loss is probable.
The following provides a reconciliation of changes in product warranty and recall reserve liability:

Six months ended June 30,	2025	2024
Product warranty and recall reserve at beginning of period	$27,523	$21,610
Accruals for warranties established during period	7,614	10,030
Aggregate changes in pre-existing liabilities due to claim developments	1,863	399
Settlements made during the period	(8,302)	(6,899)
Foreign currency translation	3,178	(692)
Product warranty and recall reserve at end of period	$31,876	$24,448
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
Business realignment charges incurred by reportable segment were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Control Devices (A)	$260	$—	$637	$—
Electronics (B)	1,416	1,890	2,789	1,890
Unallocated Corporate (C)	—	59	1,077	59
Total business realignment charges	$1,676	$1,949	$4,503	$1,949
_____________________________________

(A)
Severance costs (benefit) for the three months ended June 30, 2025 related to COGS, SG&A and design and development (“D&D”) were $9, $270 and $(19), respectively. Severance costs for the six months ended June 30, 2025 related to COGS, SG&A and D&D were $336, $270 and $31, respectively. The majority of the business realignment costs relate to operational efficiency initiatives at our Juarez facility.

(B)
Severance costs for the three months ended June 30, 2025 related to SG&A and D&D were $34 and $1,382, respectively. Severance costs for the six months ended June 30, 2025 related to COGS, SG&A and D&D were $1,073, $140 and $1,576, respectively. Severance costs for the three and six months ended June 30, 2024 related to D&D and SG&A were $1,432 and $458, respectively.The majority of the business realignment costs relate to operational efficiency initiatives at our Juarez facility.

(C)
Severance related costs for the six months ended June 30, 2025 related to SG&A were $1,077 for executive separation costs. Severance related costs for the three and six months ended June 30, 2024 related to SG&A were $59.

Business realignment charges incurred, classified by statement of operations line item were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$9	$—	$1,409	$—
Selling, general and administrative	304	517	1,487	517
Design and development	1,363	1,432	1,607	1,432
Total business realignment charges	$1,676	$1,949	$4,503	$1,949

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Reconciliations of the beginning and ending liability balances related to business realignment were as follows:

			Utilization
	Accrual as of January 1, 2025	2025 Charge to Expense	Cash	Non-Cash	Accrual as of June 30, 2025
Employee termination costs	$411	$4,503	$(4,094)	$—	$820
Total	$411	$4,503	$(4,094)	$—	$820

			Utilization
	Accrual as of January 1, 2024	2024 Charge to Expense	Cash	Non-Cash	Accrual as of June 30, 2024
Employee termination costs	$1,230	$1,949	$(1,346)	$—	$1,833
Total	$1,230	$1,949	$(1,346)	$—	$1,833
(12) Income Taxes
For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income. Tax jurisdictions with a projected or year to date loss for which a benefit cannot be realized are excluded.
For the three months ended June 30, 2025, income tax expense of $244 was attributable to the mix of earnings among tax jurisdictions, foreign withholding taxes and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of (2.7)% varies from the statutory rate primarily due to foreign withholding taxes and tax credits and incentives offset by U.S. taxes on foreign earnings.
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
For the six months ended June 30, 2025, income tax expense of $1,808 was attributable to the mix of earnings among tax jurisdictions, foreign withholding taxes and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of (12.3)% varies from the statutory rate primarily due to foreign withholding taxes and tax credits and incentives offset by U.S. taxes on foreign earnings.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(13) Segment Reporting
Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer.
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
The financial information presented below is for our three reportable operating segments and includes adjustments for unallocated corporate costs and intercompany eliminations, where applicable. Such costs and eliminations do not meet the requirements for being classified as an operating segment. Unallocated Corporate costs include various support functions, such as accounting/finance, executive administration, human resources, information technology and legal as well as share-based compensation.
A summary of financial information by reportable segment is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net Sales:
Control Devices	$70,411	$79,899	$139,244	$157,057
Inter-segment sales	745	955	1,767	1,786
Control Devices net sales	71,156	80,854	141,011	158,843
Electronics	142,681	145,511	277,464	295,294
Inter-segment sales	6,870	7,967	12,621	14,308
Electronics net sales	149,551	153,478	290,085	309,602
Stoneridge Brazil	14,860	11,649	29,134	23,865
Inter-segment sales	412	199	547	199
Stoneridge Brazil net sales	15,272	11,848	29,681	24,064
Eliminations	(8,027)	(9,121)	(14,935)	(16,293)
Total net sales	$227,952	$237,059	$445,842	$476,216

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of Goods Sold:
Control Devices	$57,822	$66,042	$115,608	$130,051
Electronics	112,492	110,639	217,018	229,783
Stoneridge Brazil	9,056	6,643	18,225	14,138
Unallocated Corporate (A)	(356)	(5)	(244)	147
Total cost of goods sold	$179,014	$183,319	$350,607	$374,119

Design and Development:
Control Devices	$3,863	$4,844	$7,998	$9,952
Electronics	13,447	11,671	25,448	22,409
Stoneridge Brazil	712	816	1,494	1,587
Unallocated Corporate (A)	682	1,126	1,590	2,112
Total design and development	$18,704	$18,457	$36,530	$36,060

Other Segment Costs:
Control Devices	$6,160	$5,290	$11,907	$11,165
Electronics	14,003	13,368	26,753	26,182
Stoneridge Brazil	4,124	4,231	7,861	7,977
Unallocated Corporate (A)	8,548	8,987	18,010	16,975
Total other segment costs	$32,835	$31,876	$64,531	$62,299

Operating (Loss) Income:
Control Devices	$2,566	$3,725	$3,731	$5,889
Electronics	2,739	9,831	8,244	16,920
Stoneridge Brazil	969	(41)	1,554	163
Unallocated Corporate (A)	(8,875)	(10,108)	(19,355)	(19,234)
Total operating (loss) income	$(2,601)	$3,407	$(5,826)	$3,738

Depreciation and Amortization:
Control Devices	$2,127	$2,806	$4,453	$5,669
Electronics	3,974	3,903	7,514	7,764
Stoneridge Brazil	1,143	1,221	2,236	2,497
Unallocated Corporate	336	620	649	1,204
Total depreciation and amortization (B)	$7,580	$8,550	$14,852	$17,134

Interest Expense (Income), net:
Control Devices	$(99)	$(19)	$(174)	$(19)
Electronics	178	501	433	1,104
Stoneridge Brazil	(218)	(224)	(367)	(594)
Unallocated Corporate	3,273	3,543	6,409	6,944
Total interest expense, net	$3,134	$3,801	$6,301	$7,435

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Capital Expenditures:
Control Devices	$1,096	$1,587	$2,159	$3,104
Electronics	1,040	2,977	4,920	4,354
Stoneridge Brazil	397	799	695	1,739
Corporate (C)	121	326	281	760
Total capital expenditures	$2,654	$5,689	$8,055	$9,957

	June 30, 2025	December 31, 2024
Total Assets:
Control Devices	$128,660	$136,028
Electronics	394,207	365,226
Stoneridge Brazil	56,475	48,280
Corporate (C)	462,445	471,793
Eliminations	(402,379)	(399,771)
Total assets	$639,408	$621,556
The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net Sales:
United States	$104,551	$121,515	$205,640	$239,630
North America	$104,551	$121,515	$205,640	$239,630
Brazil	14,860	11,649	29,134	23,865
South America	$14,860	$11,649	$29,134	$23,865
Sweden	36,300	39,886	74,350	83,992
Estonia	35,236	28,579	65,434	57,027
Netherlands	23,623	20,456	45,412	41,386
Other Europe	989	1,692	1,997	4,583
China	12,393	13,282	23,875	25,733
Europe and Other	$108,541	$103,895	211,068	212,721
Total net sales	$227,952	$237,059	$445,842	$476,216

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

	June 30, 2025	December 31, 2024
Long-term Assets:
United States	$86,059	$90,111
Mexico	8,096	5,254
North America	$94,155	$95,365
Brazil	26,993	25,222
South America	$26,993	$25,222
Sweden	37,619	32,918
Estonia	10,668	8,363
Netherlands	63,444	57,677
Other Europe	601	653
China	12,501	13,844
Europe and Other	$124,833	$113,455
Total long-term assets	$245,981	$234,042
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
(14) Investments
In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company has contributed $9,050 to the Autotech Fund II as of June 30, 2025. The Company contributed $100 and $260 to Autotech Fund II during the six months ended June 30, 2025 and 2024, respectively. The Company received distributions of $8 and $0 from Autotech Fund II during the six months ended June 30, 2025 or 2024. The Company has a 6.7% interest in Autotech Fund II. The Company recognized (gains) losses of $(50) and $52 during the three months ended June 30, 2025 and 2024, respectively. The Company recognized (gains) losses of $(344) and $329 during the six months ended June 30, 2025 and 2024, respectively. The Autotech Fund II investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $8,166 and $7,730 as of June 30, 2025 and December 31, 2024, respectively.

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
Second Quarter Overview
The Company had net loss of $9.4 million, or $(0.34) per diluted share, for the three months ended June 30, 2025.
Net loss for the quarter ended June 30, 2025 increased by $12.1 million, or $(0.44) per diluted share, from net income of $2.8 million, or $0.10 per diluted share, for the three months ended June 30, 2024. Net sales decreased by $9.1 million, or 3.8%, compared to the three months ended June 30, 2024, from lower volumes in our North American automotive market, including the expected end-of-life production for an actuator product for our Control Devices segment, and lower volumes in our North American commercial vehicle and European off-highway markets for our Electronics segment. These decreases were offset by higher OEM product sales at Stoneridge Brazil and favorable foreign exchange translation in our Electronics segment. Gross margin as a percent of sales for the quarter ended June 30, 2025 decreased to 21.5% from 22.7% for the three months ended June 30, 2024 due to the sales mix impact of higher expected Stoneridge Brazil OEM sales and lower contribution from lower sales. In addition, non-operating foreign currency losses unfavorably impacted results for the quarter ending June 30, 2025.
Our Control Devices segment net sales decreased by 11.9% compared to the second quarter of 2024 as a result of decreases in our North American automotive market, including the expected end-of-life production for an actuator product, as well as decreases in our China commercial vehicle market. These decreases were offset by sales increases in our China automotive market. Segment gross margin as a percentage of sales increased due to lower overhead costs including warranty and depreciation. Segment operating income decreased due to lower contribution from lower sales and a 2024 non-recurring commercial settlement gain partially offset by lower D&D spending.
Our Electronics segment net sales decreased by 1.9% compared to the second quarter of 2024 primarily due to lower sales volumes in our North American commercial vehicle market. We also experienced lower sales volumes in our European and North American off-highway vehicle markets. These decreases were offset by higher sales in our European commercial vehicle market, partially due to the on-going ramp-up of a recently launched European MirrorEye® OEM program, and a favorable impact of foreign currency translation. Segment gross margin as a percent of sales decreased compared to the prior year second quarter from lower contribution from lower sales and higher material cost from adverse mix and overhead spending. Operating income for the segment decreased compared to the second quarter of 2024 because of lower gross profit and higher D&D expense from lower customer reimbursements as a result of reduced launch activities.
Our Stoneridge Brazil segment net sales increased by 27.6% compared to the second quarter of 2024 primarily from higher OEM product sales offset by unfavorable foreign currency translation. Operating income increased due to higher contribution from higher sales levels.
In the second quarter of 2025, SG&A expenses increased by $1.0 million compared to the second quarter of 2024 driven primarily by higher professional services for review of strategic alternatives and a 2024 non-recurring commercial settlement gain being offset by lower incentive compensation.

In the second quarter of 2025, D&D costs increased by $0.2 million compared to the prior year second quarter from higher expense in our Electronics segment as a result of lower customer reimbursements driven by reduced launch activities offset by lower D&D spending in our Control Devices segment.
At June 30, 2025 and December 31, 2024, we had cash and cash equivalents balances primarily held at our foreign locations of $49.8 million and $71.8 million, respectively, and we had $164.4 million and $201.6 million, respectively, in borrowings outstanding on our Credit Facility. The 2025 decrease in cash and cash equivalents was mostly caused by repayments of Credit Facility borrowings from the repatriation of cash and cash equivalents at foreign locations.
Outlook
The Company believes that focusing on products that address industry megatrends has had and will continue to have a positive effect on both our top-line growth and financial performance. Expanding on our existing product portfolio and technology platforms with advanced capabilities, applications and data services is core to our long-term strategy. We are continuing to develop safety, vehicle intelligence and connectivity based products, such as our OEM MirrorEye® programs in North America and Europe as well as our next generation tachograph in Europe. As a result of executing our long-term strategy, we have received significant new OEM program awards in both our Electronics and Stoneridge Brazil businesses in the second quarter of 2025.
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
Our business model of manufacturing by regions for the regions limits the global impact of certain trade restrictions and tariffs. Our primary tariff exposure relates to our Mexico operations that sell products into the U.S., most of which are exempt under the provisions of the United States-Mexico-Canada Agreement. Further, the majority of our supply components are not subject to the additional tariffs or are compliant with exceptions. We are taking and will continue to take actions to mitigate any direct and indirect impacts of new or additional tariffs, including directly or indirectly passing the additional costs through to our customers. However, these matters are changing rapidly and there is significant uncertainty as to how long and to what degree that the Company and the global transportation industry will be impacted by these new or additional tariffs, the adverse global trade environment and the resulting economic uncertainty.
Based on IHS Market production forecasts, the North American automotive market is expected to decrease from 15.5 million units in 2024 to 14.9 million units in 2025. In our Control Devices segment, we remain focused on drivetrain agnostic technologies to drive new business awards as the market continues to evolve. However, we expect lower sales in 2025 related to both lower automotive market production levels and the impact of lower end-of-life production for an actuator product. We expect continued volatility in our end markets as uncertainty remains related to the market’s response to tariff policies. We continue to focus on operational excellence and enterprise-wide cost reduction, including material cost reduction plans, to continue to drive margin improvement going-forward.
Based on the IHS Market 2025 production forecasts published in August 2025, the European and North American commercial vehicle end market volumes are forecasted to increase 2.9% and decrease 17.6%, respectively. In 2025 and over the long-term, we expect our Electronics’ segment sales to outperform forecasted changes in production volumes due to strong demand for our next generation tachograph in Europe and the impact of ongoing launches of our OEM MirrorEye programs in North America and Europe. We expect continued growth in MirrorEye as we launch and ramp up new and existing OEM programs in both North America and Europe, and MirrorEye systems becomes standard on key truck platforms for existing OEM programs.
In 2025, we expect net D&D spend to slightly decrease driven by a shift to spending for the development of next generation products, opposed to product launch related spend. As a result of reduced launch activities, we expect lower customer reimbursements and capitalization of software development costs. We continue to evaluate and optimize our engineering footprint to enhance capabilities and capacity for the most efficient return on our engineering spend, including increasing the utilization of our Stoneridge Brazil engineering resources to support Electronics segment projects.

In April 2025, the International Monetary Fund forecasted the Brazil gross domestic product to grow 2.0% in 2025, a decline from forecasted growth of 3.0% in 2024. We expect our served market channels to remain relatively stable in 2025 based on current market and economic conditions. In addition, we expect Stoneridge Brazil's OEM channel sales to continue to grow significantly based on the ramp-up of existing programs and new awards. As we continue to align our global engineering capabilities and footprint, we expect to further expand our Brazilian engineering center.
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
Other Matters
A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. In the second quarter of 2025, the U.S. Dollar weakened against the Swedish krona unfavorably impacting our reported results.
We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance and resignation related costs that we refer to as business realignment charges. Business realignment costs of $1.7 million and $1.9 million were incurred in the three months ended June 30, 2025 and 2024, respectively. We incurred $1.4 million and $3.0 million in business realignment costs in the three and six months ended June 30, 2025, respectively, related to operational efficiency initiatives at our Juarez facility, which we expect will result in cost savings for direct and indirect labor and a more efficient overall operating structure. We expect to incur additional realignment costs related to this initiative and others in the remainder of 2025.
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
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Three months ended June 30,	2025		2024		Dollar increase (decrease)
Net sales	$227,952	100.0%	$237,059	100.0%	$(9,107)
Costs and expenses:
Cost of goods sold	179,014	78.5	183,319	77.3	(4,305)
Selling, general and administrative	32,835	14.4	31,876	13.4	959
Design and development	18,704	8.2	18,457	7.8	247
Operating (loss) income	(2,601)	(1.1)	3,407	1.4	(6,008)
Interest expense, net	3,134	1.4	3,801	1.6	(667)
Equity in (earnings) loss of investee	(50)	—	52	—	(102)
Other expense (income), net	3,430	1.5	(2,296)	(1.0)	5,726
(Loss) income before income taxes	(9,115)	(4.0)	1,850	0.8	(10,965)
Provision (benefit) for income taxes	244	0.1	(936)	(0.4)	1,180
Net (loss) income	$(9,359)	(4.1)%	$2,786	1.2%	$(12,145)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Three months ended June 30,	2025		2024		Dollar increase (decrease)	Percent increase (decrease)
Control Devices	$70,411	30.9%	$79,899	33.7%	$(9,488)	(11.9)%
Electronics	142,681	62.6	145,511	61.4	(2,830)	(1.9)%
Stoneridge Brazil	14,860	6.5	11,649	4.9	3,211	27.6%
Total net sales	$227,952	100.0%	$237,059	100.0%	$(9,107)	(3.8)%
Our Control Devices segment net sales decreased $9.5 million because of decreases in our North American automotive market of $8.9 million including the impact of expected end-of-life production for an actuator product as well a decrease in our China commercial vehicle market of $2.3 million. These decreases were partially offset by volume increases in our China automotive market of $1.6 million.
Our Electronics segment net sales decreased $2.8 million because of lower customer production volumes in our North American commercial, European off-highway and North American off-highway vehicle markets of $8.0 million, $2.2 million and $0.7 million, respectively, partially mitigated by higher MirrorEye sales, including the ramp-up of European OEM program. We experienced higher sales volumes in our European commercial vehicle market of $1.9 million. Net sales in the second quarter of 2025 were favorably impacted by euro and Swedish krona foreign currency translation of $7.0 million compared to the prior year quarter.
Our Stoneridge Brazil segment net sales increased $3.2 million from higher OEM product sales partially offset by unfavorable foreign currency translation of $0.9 million.
Net sales by geographic location are summarized in the following table (in thousands):

Three months ended June 30,	2025		2024		Dollar increase (decrease)	Percent increase (decrease)
North America	$104,551	45.9%	$121,515	51.3%	$(16,964)	(14.0)%
South America	14,860	6.5	11,649	4.9	3,211	27.6%
Europe and Other	108,541	47.6	103,895	43.8	4,646	4.5%
Total net sales	$227,952	100.0%	$237,059	100.0%	$(9,107)	(3.8)%
The decrease in North American net sales was mostly attributable to a decrease in sales volume in our automotive, commercial vehicle and off-highway markets of $8.9 million, $7.2 million and $0.3 million, respectively. The decrease in our North American automotive market was primarily caused by lower customer volumes and the expected end-of-life production of an actuator product.
The increase in net sales in South America was from higher OEM product sales of $4.1 million partially offset by unfavorable foreign currency translation of $0.9 million.
The increase in net sales in Europe and Other was due to increases in volumes in our European commercial vehicle and China automotive markets of $1.9 million and $1.6 million, respectively, offset by decreases in our European off-highway and China commercial vehicle markets of $2.2 million and $2.1 million, respectively. Net sales were also impacted by a favorable foreign currency translation of $7.0 million.
Cost of Goods Sold and Gross Margin. Cost of goods sold decreased compared to the second quarter of 2024 and our gross margin decreased to 21.5% in the second quarter of 2025 from 22.7% in the second quarter of 2024. Our material cost as a percentage of net sales increased to 57.1% in the second quarter of 2025 from 55.9% in the second quarter of 2024. The increase in material cost percentage was due to higher material costs including unfavorable foreign exchange related variances. Overhead as a percentage of net sales remained consistent at 16.7% for the second quarter of 2025 and 2024, respectively.
Our Control Devices segment gross margin increased despite lower sales levels because of lower overhead costs including warranty and depreciation.
Our Electronics segment gross margin decreased from the prior year second quarter from lower contribution from lower sales, higher material costs from adverse mix and overhead spending.

Our Stoneridge Brazil segment gross margin as a percent of sales decreased primarily due to the sales mix impact of higher expected Stoneridge Brazil OEM sales.
Selling, General and Administrative. SG&A expenses increased by $1.0 million primarily because of higher professional services for review of strategic alternatives and a 2024 non-recurring commercial settlement gain being offset by lower incentive compensation.
Design and Development. D&D costs increased by $0.2 million compared to the second quarter of 2024 from higher expense in our Electronics segment as a result of lower customer reimbursements driven by reduced launch activities offset by lower D&D spending in our Control Devices segment.
Operating (Loss) Income. Operating (loss) income by segment is summarized in the following table (in thousands):

Three months ended June 30,	2025	2024	Dollar increase (decrease)	Percent increase (decrease)
Control Devices	$2,566	$3,725	$(1,159)	(31.1)%
Electronics	2,739	9,831	(7,092)	(72.1)
Stoneridge Brazil	969	(41)	1,010	2,463.4
Unallocated corporate	(8,875)	(10,108)	1,233	12.2
Operating (loss) income	$(2,601)	$3,407	$(6,008)	(176.3)%
Our Control Devices segment operating income decreased because of lower contribution from lower sales levels and a 2024 non-recurring commercial settlement gain offset by lower D&D spending.
Our Electronics segment operating income decreased primarily because of lower contribution from lower sales levels, higher material cost from adverse sales mix, higher overhead spending and higher D&D expense as a result of lower customer reimbursements.
Our Stoneridge Brazil segment operating income increased due to higher contribution from higher OEM sales levels.
Our unallocated corporate operating loss decreased from lower SG&A related to lower incentive compensation and lower D&D related to lower wages and incentive compensation offset by higher professional services for review of strategic alternatives.
Operating (loss) income by geographic location is summarized in the following table (in thousands):

Three months ended June 30,	2025	2024	Dollar increase (decrease)	Percent increase (decrease)
North America	$(9,561)	$(7,158)	$(2,403)	(33.6)%
South America	969	(41)	1,010	2463.4
Europe and Other	5,991	10,606	(4,615)	(43.5)
Operating (loss) income	$(2,601)	$3,407	$(6,008)	(176.3)%
Our North American operating loss increased due to lower contribution from lower sales levels, a 2024 non-recurring commercial settlement gain and higher professional services offset by lower incentive compensation and D&D spending. Operating income in South America increased due to higher contribution from higher OEM sales levels. Our operating results in Europe and Other decreased because of higher material costs from adverse sales mix, higher overhead spending and higher D&D expense as a result of lower customer reimbursements.
Interest Expense, net. Interest expense, net was $3.1 million and $3.8 million for the three months ended June 30, 2025 and 2024, respectively. The decrease for the quarter ended June 30, 2025, was the result of lower Credit Facility interest rates.
Equity in (Earnings) Loss of Investee. Equity (earnings) loss for Autotech Fund II was $(0.1) million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively.

Other Expense (Income), net. We record certain foreign currency transaction (gains) losses as a component of other expense (income), net on the condensed consolidated statement of operations. Other expense (income), net of $3.4 million increased by $5.7 million compared to the second quarter of 2024 due to foreign currency transaction losses in our Electronics and Control Devices segments from the weakening of the U.S. dollar.
Provision (Benefit) for Income Taxes. For the three months ended June 30, 2025, income tax expense of $0.2 million was attributable to the mix of earnings among tax jurisdictions, foreign withholding taxes and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of (2.7)% varies from the statutory tax rate primarily due to foreign withholding taxes and tax credits and incentives offset by U.S. taxes on foreign earnings.
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
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Six months ended June 30,	2025		2024		Dollar increase / (decrease)
Net sales	$445,842	100.0%	$476,216	100.0%	$(30,374)
Costs and expenses:
Cost of goods sold	350,607	78.6	374,119	78.6	(23,512)
Selling, general and administrative	64,531	14.5	62,299	13.1	2,232
Design and development	36,530	8.2	36,060	7.6	470
Operating (loss) income	(5,826)	(1.3)	3,738	0.8	(9,564)
Interest expense, net	6,301	1.4	7,435	1.6	(1,134)
Equity in (earnings) loss of investee	(344)	(0.1)	329	0.1	(673)
Other expense (income), net	2,964	0.8	(260)	—	3,224
Loss before income taxes	(14,747)	(3.4)	(3,766)	(0.9)	(10,981)
Provision (benefit) for income taxes	1,808	0.4	(426)	(0.1)	2,234
Net loss	$(16,555)	(3.8)%	$(3,340)	(0.8)%	$(13,215)
Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Six months ended June 30,	2025		2024		Dollar decrease	Percent decrease
Control Devices	$139,244	31.2%	$157,057	33.0%	$(17,813)	(11.3)%
Electronics	277,464	62.3	295,294	62.0	(17,830)	(6.0)%
Stoneridge Brazil	29,134	6.5	23,865	5.0	5,269	22.1%
Total net sales	$445,842	100.0%	$476,216	100.0%	$(30,374)	(6.4)%
Our Control Devices segment net sales decreased $17.8 million because of decreases in our North American automotive market of $13.9 million including the impact of expected end-of-life production for an actuator product as well as decreases in our China commercial vehicle and off-highway markets of $4.0 million and $1.8 million, respectively. These decreases were partially offset by volume increases in our China automotive market of $2.8 million.

Our Electronics segment net sales decreased $17.8 million because of lower customer production volumes in our North American and European commercial vehicle markets of $15.9 million and $3.6 million, respectively, partially mitigated by higher MirrorEye sales, including the ramp-up of a recently launched European OEM program and higher aftermarket sales for our next generation tachograph. We also experienced lower sales volumes in our North American off-highway vehicle market of $2.4 million. Net sales in 2025 were favorably impacted by euro and Swedish krona foreign currency translation of $4.3 million compared to the prior year.
Our Stoneridge Brazil segment net sales increased from higher OEM product sales of $8.3 million partially offset by unfavorable foreign currency translation of $2.8 million.
Net sales by geographic location are summarized in the following table (in thousands):

Six months ended June 30,	2025		2024		Dollar decrease	Percent decrease
North America	$205,640	46.1%	$239,630	50.3%	$(33,990)	(14.2)%
South America	29,134	6.5	23,865	5.0	5,269	22.1%
Europe and Other	211,068	47.4	212,721	44.7	(1,653)	(0.8)%
Total net sales	$445,842	100.0%	$476,216	100.0%	$(30,374)	(6.4)%
The decrease in North American net sales was mostly attributable to a decrease in sales volume in our commercial vehicle, automotive and off-highway markets of $14.6 million, $13.9 million and $4.3 million, respectively. The decrease in our North American automotive market was primarily caused by lower customer volumes and the expected end-of-life production of an actuator product.
The increase in net sales in South America was from higher OEM product sales of $8.3 million partially offset by unfavorable foreign currency translation of $2.8 million.
The decrease in net sales in Europe and Other was due to decreases in customer production volumes in our China and European commercial vehicle markets of $4.0 million and $3.6 million, respectively, offset by an increase in our China automotive market of $2.8 million. Net sales were also impacted by a favorable foreign currency translation of $4.1 million.
Cost of Goods Sold and Gross Margin. Cost of goods sold decreased compared to the six months ended June 30, 2024 and our gross margin remained consistent at 21.4% in the first six months of 2025 and 2024. Our material cost as a percentage of net sales decreased from 57.4% in the first six months of 2024 to 56.7% in the first six months of 2025. The decrease in material cost percentage was due to lower material costs from favorable foreign exchange related variances. Overhead as a percentage of net sales was 17.3% and 16.5% for the first six months of 2025 and 2024, respectively. The increase in overhead as a percentage of sales was attributable to lower sales as overhead spending slightly declined from lower warranty and depreciation compared with the prior year.
Our Control Devices segment gross margin decreased slightly primarily because of lower contribution from lower sales.
Our Electronics segment gross margin decreased because of lower contribution from lower sales and higher overhead spending, including business realignment costs.
Our Stoneridge Brazil segment gross margin as a percent of sales decreased due to the sales mix impact of higher expected OEM sales offset by higher contribution from higher sales levels.
Selling, General and Administrative. SG&A expenses increased by $2.2 million because of higher business realignment costs, professional services for review of strategic alternatives and a 2024 non-recurring commercial settlement gain being offset by lower incentive compensation.
Design and Development. D&D costs increased by $0.5 million from higher expense in our Electronics segment as customer reimbursements declined significantly more than spending driven by reduced launch activities offset by lower D&D spending in both our Control Devices and unallocated corporate segments.

Operating Income. Operating income (loss) by segment is summarized in the following table (in thousands):

Six months ended June 30,	2025	2024	Dollar increase / (decrease)	Percent increase / (decrease)
Control Devices	$3,731	$5,889	$(2,158)	(36.6)%
Electronics	8,244	16,920	(8,676)	(51.3)%
Stoneridge Brazil	1,554	163	1,391	853.4%
Unallocated corporate	(19,355)	(19,234)	(121)	(0.6)%
Operating (loss) income	$(5,826)	$3,738	$(9,564)	255.9%
Our Control Devices segment operating income decreased because of lower contribution from lower sales levels and a 2024 non-recurring commercial settlement gain offset by lower D&D spending.
Our Electronics segment operating income decreased primarily because of lower contribution from lower sales levels, higher business realignment costs and D&D expense as a result of lower customer reimbursements.
Our Stoneridge Brazil segment operating income increased due to higher Stoneridge Brazil OEM sales levels.
Our unallocated corporate operating loss increased slightly due to higher SG&A related to higher professional services and business realignment costs offset by lower incentive compensation as well as lower D&D spending.
Operating (loss) income by geographic location is summarized in the following table (in thousands):

Six months ended June 30,	2025	2024	Dollar increase (decrease)	Percent increase (decrease)
North America	$(22,449)	$(12,764)	$(9,685)	(75.9)%
South America	$1,554	163	1,391	853.4%
Europe and Other	$15,069	16,339	(1,270)	(7.8)%
Operating (loss) income	$(5,826)	$3,738	$(9,564)	255.9%
Our North American operating loss increased due to lower contribution from lower sales levels and higher business realignment costs offsetting lower D&D spending. Operating income in South America increased due to higher Stoneridge Brazil OEM sales levels. Our operating results in Europe and Other decreased because of lower contribution from lower sales levels and higher D&D spending as a result of lower customer reimbursements offset by lower material costs including favorable foreign exchange related variances.
Interest Expense, net. Interest expense, net was $6.3 million and $7.4 million for the six months ended June 30, 2025 and 2024, respectively. The decrease was the result of lower Credit Facility interest rates.
Equity in (Earnings) Loss of Investee. Equity (earnings) loss for Autotech Fund II was $(0.3) million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.
Other Expense (Income), net. We record certain foreign currency transaction (gains) losses as a component of other expense (income), net on the condensed consolidated statement of operations. Other expense, net of $3.0 million increased by $3.2 million compared to the first six months of 2024 due to the impact of unfavorable foreign currency movements in our Electronics and Stoneridge Brazil segments from the weakening of the U.S. dollar.
Provision (Benefit) for Income Taxes. For the six months ended June 30, 2025, income tax expense of $1.8 million was attributable to the mix of earnings among tax jurisdictions, foreign withholding taxes and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of (12.3%) varies from the statutory tax rate primarily due to foreign withholding taxes and tax credits and incentives offset by U.S. taxes on foreign earnings.
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

Liquidity and Capital Resources
Summary of Cash Flows:

Six months ended June 30,	2025	2024
Net cash provided by (used for):
Operating activities	$21,588	$17,762
Investing activities	(9,219)	(12,958)
Financing activities	(41,363)	(1,679)
Effect of exchange rate changes on cash and cash equivalents	6,934	(1,854)
Net change in cash and cash equivalents	$(22,060)	$1,271
Cash provided by operating activities increased compared to 2024 primarily due to cash provided from working capital levels primarily inventory and accounts payable offset by higher net loss. Cash used by receivables was unfavorable compared to 2024, however collection terms have remained consistent.
Net cash used for investing activities decreased compared to 2024 due to lower capital expenditures and capitalized software development costs.
Net cash used for financing activities increased compared to 2024 due to an increase in Credit Facility repayments from the repatriation of $43.8 million in cash held at foreign locations, net of borrowings.
As outlined in Note 7 to our condensed consolidated financial statements, the Credit Facility permits borrowing up to a maximum level of $275.0 million. This variable rate facility has an accordion feature which allows the Company to increase its availability by up to $150.0 million upon the satisfaction of certain conditions and lender consent through its expiration in November 2026. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants that place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $164.4 million at June 30, 2025.
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
The Company was in compliance with all covenants at June 30, 2025 and December 31, 2024. The Company has not experienced a violation that would limit the Company’s ability to borrow under the Credit Facility, as amended, and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance due to the adverse impact of significantly lower global demand in our markets and challenging macroeconomic conditions. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $2.1 million and $1.8 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024 there were no borrowings outstanding on this overdraft credit line. During the six months ended June 30, 2025, the subsidiary borrowed and repaid 129.4 million Swedish krona, or $13.7 million. The Stockholm subsidiary has pledged certain of its assets as collateral in order to obtain a guarantee of certain of the Stockholm subsidiary’s obligations to third parties.
The Company’s wholly owned subsidiary located in Suzhou, China, has lines of credit that allow up to a maximum borrowing level of 50.0 million Chinese yuan, or $7.0 million at June 30, 2025 and 20,000 Chinese yuan, or $2.7 million at December 31, 2024. At June 30, 2025 and December 31, 2024 there were no borrowings outstanding on the Suzhou credit lines. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 30.0 million Chinese yuan, or $4.2 million at June 30, 2025. At June 30, 2025 there were no borrowings outstanding on the bank acceptance draft line of credit.
In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech, a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. As of June 30, 2025, the Company’s cumulative investment in the Autotech Fund II was $9.1 million. The Company contributed $0.1 million and $0.3 million to Autotech Fund II during the six months ended June 30, 2025 and June 30, 2024, respectively.
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
At June 30, 2025, we had a cash and cash equivalents balance of approximately $49.8 million, of which 77.0% was held in foreign locations. The Company has approximately $110.6 million of undrawn commitments under the Credit Facility as of June 30, 2025, which results in total undrawn commitments and cash balances of more than $160.4 million. However, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance.
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
Critical Accounting Policies and Estimates
The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2024 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2024 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the second quarter of 2025.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of Common Shares made by us during the three months ended June 30, 2025. There were 10,983 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/25-4/30/25	488	$4.50	N/A	N/A
5/1/25-5/31/25	—	$—	N/A	N/A
6/1/25-6/30/25	10,495	$7.04	N/A	N/A
Total	10,983
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit

10.1
The Stoneridge, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement under the Securities Act of 1933 on Form S-8 filed on May 13, 2025).

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
104
The cover page from our Quarterly Report on Form 10-Q for the period ended June 30, 2025, filed with the Securities and Exchange Commission on August 6, 2025, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: August 6, 2025	/s/ James Zizelman
James Zizelman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2025	/s/ Matthew R. Horvath
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)