Form 10-Q
period 2025-09-30
STONERIDGE INC
filed 2025-11-06
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2025
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period     for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No
The number of Common Shares, without par value, outstanding as of November 3, 2025 was 28,016,931.

STONERIDGE, INC. AND SUBSIDIARIES

Forward-Looking Statements
Portions of this report on Form 10-Q contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and may include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) acquisition strategy, (iii) investments and new product development, (iv) growth opportunities related to awarded business and (v) operational expectations. Forward-looking statements may be identified by the words “will,” “may,” “should,” "could," "would," “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by these statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:
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
•refinancing risk and access to capital markets and liquidity;
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
The forward-looking statements contained herein represent our estimates only as of the date of this filing and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, except as required by law, we specifically disclaim any obligation to do so, whether to reflect actual results, changes in assumptions, changes in other factors affecting such forward-looking statements or otherwise.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
STONERIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,988	$71,832
Accounts receivable, less reserves of $583 and $1,060, respectively	153,072	137,766
Inventories, net	145,449	151,337
Prepaid expenses and other current assets	31,806	26,579
Total current assets	384,315	387,514
Long-term assets:
Property, plant and equipment, net	100,477	97,667
Intangible assets, net	40,741	39,677
Goodwill	37,530	33,085
Operating lease right-of-use asset	13,481	10,050
Investments and other long-term assets, net	55,535	53,563
Total long-term assets	247,764	234,042
Total assets	$632,079	$621,556

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$947	$—
Accounts payable	101,773	83,478
Accrued expenses and other current liabilities	77,292	66,494
Total current liabilities	180,012	149,972
Long-term liabilities:
Revolving credit facility	170,194	201,577
Deferred income taxes	4,939	5,321
Operating lease long-term liability	9,514	6,484
Other long-term liabilities	16,225	12,942
Total long-term liabilities	200,872	226,324
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	—	—
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 28,018 and 27,695 shares outstanding at September 30, 2025 and December 31, 2024, respectively, with no stated value	—	—
Additional paid-in capital	218,048	225,712
Common Shares held in treasury, 948 and 1,271 shares at September 30, 2025 and December 31, 2024, respectively, at cost	(27,457)	(38,424)
Retained earnings	154,059	179,985
Accumulated other comprehensive loss	(93,455)	(122,013)
Total shareholders' equity	251,195	245,260
Total liabilities and shareholders' equity	$632,079	$621,556
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024

Net sales	$210,267	$213,831	$656,109	$690,047
Costs and expenses:
Cost of goods sold	167,498	169,340	518,105	543,459
Selling, general and administrative	31,594	26,533	96,125	88,832
Design and development	14,454	17,643	50,984	53,703
Operating (loss) income	(3,279)	315	(9,105)	4,053
Interest expense, net	3,801	3,604	10,102	11,039
Equity in loss (earnings) of investee	220	752	(124)	1,081
Other expense (income), net	2,414	(384)	5,378	(644)
Loss before income taxes	(9,714)	(3,657)	(24,461)	(7,423)
(Benefit) provision for income taxes	(343)	3,413	1,465	2,987
Net loss	$(9,371)	$(7,070)	$(25,926)	$(10,410)

Loss per share:
Basic	$(0.34)	$(0.26)	$(0.93)	$(0.38)
Diluted	$(0.34)	$(0.26)	$(0.93)	$(0.38)

Weighted-average shares outstanding:
Basic	27,859	27,618	27,776	27,586
Diluted	27,859	27,618	27,776	27,586
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024

Net loss	$(9,371)	$(7,070)	$(25,926)	$(10,410)

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(464)	8,142	25,985	(5,191)
Unrealized (loss) gain on derivatives (1)	(536)	(943)	2,573	(3,073)
Other comprehensive (loss) income, net of tax	(1,000)	7,199	28,558	(8,264)

Comprehensive (loss) income	$(10,371)	$129	$2,632	$(18,674)

(1)
Net of tax benefit of $143 and $251 for the three months ended September 30, 2025 and 2024, respectively. Net of tax expense (benefit) of $684 and $(817) for the nine months ended September 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30, (in thousands)	2025	2024

OPERATING ACTIVITIES:
Net loss	$(25,926)	$(10,410)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	17,968	19,695
Amortization, including accretion of deferred financing costs	7,121	6,812
Deferred income taxes	(6,560)	(6,339)
(Earnings) loss of equity method investee	(124)	1,081
Loss on sale of fixed assets	88	257
Share-based compensation expense	3,659	3,092
Excess tax deficiency related to share-based compensation expense	469	263
Changes in operating assets and liabilities:
Accounts receivable, net	(4,823)	6,042
Inventories, net	17,751	9,694
Prepaid expenses and other assets	1,450	4,949
Accounts payable	11,226	(13,127)
Accrued expenses and other liabilities	2,893	6,508
Net cash provided by operating activities	25,192	28,517

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(15,653)	(19,049)
Proceeds from sale of fixed assets	338	312
Investment in venture capital fund, net	(272)	(260)
Net cash used for investing activities	(15,587)	(18,997)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	36,000	98,000
Revolving credit facility payments	(70,691)	(91,000)
Proceeds from issuance of debt	15,376	24,277
Repayments of debt	(14,985)	(26,364)
Repurchase of Common Shares to satisfy employee tax withholding	(340)	(780)
Net cash (used for) provided by financing activities	(34,640)	4,133

Effect of exchange rate changes on cash and cash equivalents	7,191	(356)
Net change in cash and cash equivalents	(17,844)	13,297
Cash and cash equivalents at beginning of period	71,832	40,841

Cash and cash equivalents at end of period	$53,988	$54,138

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$10,711	$11,892
Cash paid for income taxes, net	$8,440	$8,429
Capital expenditures included in accounts payable	$1,265	$1,070
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands)	Number of Common Shares outstanding	Number of treasury shares	Additional paid-in capital	Common Shares held in treasury	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity

BALANCE DECEMBER 31, 2023	27,549	1,417	$227,340	$(43,344)	$196,509	$(92,788)	$287,717
Net loss	—	—	—	—	(6,126)	—	(6,126)
Unrealized gain on derivatives, net	—	—	—	—	—	70	70
Currency translation adjustments	—	—	—	—	—	(4,879)	(4,879)
Issuance of Common Shares	154	(154)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(36)	36	—	3,958	—	—	3,958
Share-based compensation, net	—	—	(3,484)	—	—	—	(3,484)
BALANCE MARCH 31, 2024	27,667	1,299	$223,856	$(39,386)	$190,383	$(97,597)	$277,256

Net income	—	—	—	—	2,786	—	2,786
Unrealized loss on derivatives, net	—	—	—	—	—	(2,200)	(2,200)
Currency translation adjustments	—	—	—	—	—	(8,454)	(8,454)
Issuance of Common Shares	16	(16)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(4)	4	—	320	—	—	320
Share-based compensation, net	—	—	743	—	—	—	743
BALANCE JUNE 30, 2024	27,679	1,287	$224,599	$(39,066)	$193,169	$(108,251)	$270,451

Net loss	—	—	—	—	(7,070)	—	(7,070)
Unrealized loss on derivatives, net	—	—	—	—	—	(943)	(943)
Currency translation adjustments	—	—	—	—	—	8,142	8,142
Issuance of Common Shares	18	(18)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(8)	8	—	425	—	—	425
Share-based compensation, net	—	—	345	—	—	—	345
BALANCE SEPTEMBER 30, 2024	27,689	1,277	$224,944	$(38,641)	$186,099	$(101,052)	$271,350

BALANCE DECEMBER 31, 2024	27,695	1,271	$225,712	$(38,424)	$179,985	$(122,013)	$245,260
Net loss	—	—	—	—	(7,196)	—	(7,196)
Unrealized gain on derivatives, net	—	—	—	—	—	1,343	1,343
Currency translation adjustments	—	—	—	—	—	12,783	12,783
Issuance of Common Shares	192	(192)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(41)	41	—	5,488	—	—	5,488
Share-based compensation, net	—	—	(4,582)	—	—	—	(4,582)
BALANCE MARCH 31, 2025	27,846	1,120	$221,130	$(32,936)	$172,789	$(107,887)	$253,096

Net loss	—	—	—	—	(9,359)	—	(9,359)
Unrealized gain on derivatives, net	—	—	—	—	—	1,766	1,766
Currency translation adjustments	—	—	—	—	—	13,666	13,666
Issuance of Common Shares	168	(168)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(11)	11	—	4,895	—	—	4,895
Share-based compensation, net	—	—	(3,548)	—	—	—	(3,548)
BALANCE JUNE 30, 2025	28,003	963	$217,582	$(28,041)	$163,430	$(92,455)	$260,516

Net loss	—	—	—	—	(9,371)	—	(9,371)
Unrealized loss on derivatives, net	—	—	—	—	—	(536)	(536)
Currency translation adjustments	—	—	—	—	—	(464)	(464)
Issuance of Common Shares	22	(22)	—	—	—	—	—
Repurchased Common Shares for treasury, net	(7)	7	—	584	—	—	584
Share-based compensation, net	—	—	466	—	—	—	466
BALANCE SEPTEMBER 30, 2025	28,018	948	$218,048	$(27,457)	$154,059	$(93,455)	$251,195
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(1) Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2024 Form 10-K.
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
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which allows entities to use a simplified approach when estimating credit losses for current accounts receivable and contract assets arising from revenue transactions. The standard update permits consideration of collections after the balance sheet date when estimating expected credit losses, and allows consideration of subsequent collections when estimating credit losses, reducing documentation burden. The standard is effective for annual and interim periods within annual reporting periods beginning after December 15, 2025. We are currently evaluating the impact on our annual consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which modernizes guidance on internal-use software costs to reflect current development practices and improve operability. The standard eliminates the project stages model and replaces with a principles based recognition threshold. The standard also creates a new capitalization criteria that clarifies capitalization when funding is authorized by management and is probable to be completed and used. The standard is effective for annual and interim periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact on our annual consolidated financial statements and disclosures.

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
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three months ended September 30, 2025 and 2024:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Three months ended September 30,	2025	2024	2025	2024	2025	2024	2025	2024
Net Sales:
North America	$61,474	$60,661	$35,518	$48,734	$—	$—	$96,992	$109,395
South America	—	—	—	—	17,142	13,219	17,142	13,219
Europe	—	—	84,792	77,751	—	—	84,792	77,751
Asia Pacific	10,155	12,468	1,186	998	—	—	11,341	13,466
Total net sales	$71,629	$73,129	$121,496	$127,483	$17,142	$13,219	$210,267	$213,831

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the nine months ended September 30, 2025 and 2024:

	Control Devices		Electronics		Stoneridge Brazil		Consolidated
Nine months ended September 30,	2025	2024	2025	2024	2025	2024	2025	2024
Net Sales:
North America	$178,742	$193,874	$123,892	$155,151	$—	$—	$302,634	$349,025
South America	—	—	—	—	46,276	37,084	46,276	37,084
Europe	—	—	271,983	264,739	—	—	271,983	264,739
Asia Pacific	32,131	36,312	3,085	2,887	—	—	35,216	39,199
Total net sales	$210,873	$230,186	$398,960	$422,777	$46,276	$37,084	$656,109	$690,047
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
Contract Balances
The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of September 30, 2025 and December 31, 2024.

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

	September 30, 2025	December 31, 2024
Raw materials	$102,649	$108,283
Work-in-progress	8,548	7,627
Finished goods	34,252	35,427
Total inventories, net	$145,449	$151,337
Inventory valued using the FIFO method was $129,856 and $138,420 at September 30, 2025 and December 31, 2024, respectively. Inventory valued using the average cost method was $15,593 and $12,917 at September 30, 2025 and December 31, 2024, respectively.
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
Derivative Instruments and Hedging Activities
On September 30, 2025, the Company had open Mexican peso-denominated foreign currency forward contracts. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2025 and 2024. Management believes that its use of these instruments to reduce risk is in the Company’s best interest. The counterparties to these financial instruments are financial institutions with investment grade credit ratings.
Foreign Currency Exchange Rate Risk
Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction with the resulting adjustments included on the condensed consolidated statements of operations within other expense (income), net. These foreign currency transaction losses (gains), including the impact of hedging activities, were $2,405 and $(320) for the three months ended September 30, 2025 and 2024, respectively, and $5,368 and $(646) for the nine months ended September 30, 2025 and 2024, respectively.
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
In certain instances, the foreign currency forward contracts may not qualify for hedge accounting or are not designated as hedges and, therefore, are marked-to-market with gains and losses recognized in the Company’s condensed consolidated statements of operations as a component of other expense (income), net. At September 30, 2025, all of the Company’s foreign currency forward contracts were designated as cash flow hedges.
The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:
Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges
The Company holds Mexican peso-denominated foreign currency forward contracts with a notional amount at September 30, 2025 of $6,418, which expire ratably on a monthly basis from October 2025 to December 2025. The notional amounts at December 31, 2024 related to Mexican peso-denominated foreign currency forward contracts were $32,339.
The Company evaluated the effectiveness of the Mexican peso denominated forward contracts held as of September 30, 2025 and concluded that the hedges were highly effective.
The notional amounts and fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Notional amounts (A)		Prepaid expenses and other current assets		Accrued expenses and other current liabilities
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Cash flow hedges:
Forward currency contracts	$6,418	$32,339	$828	$—	$—	$2,429
_____________________________
(A)Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Gross amounts recorded for the cash flow hedges in other comprehensive (loss) income and in net loss for the three months ended September 30 were as follows:

	Gain (loss) recorded in other comprehensive (loss) income		Gain (loss) reclassified from other comprehensive (loss) income into net loss (A)
	2025	2024	2025	2024
Derivatives designated as cash flow hedges:
Forward currency contracts	$315	$(1,629)	$994	$(435)
_____________________________

(A)
Gains (losses) reclassified from other comprehensive (loss) income into net loss recognized in selling, general and administrative expenses (“SG&A”) in the Company’s condensed consolidated statements of operations were $320 and $(142) for the three months ended September 30, 2025 and 2024, respectively. Gains (losses) reclassified from other comprehensive (loss) income into net loss recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $674 and $(293) for the three months ended September 30, 2025 and 2024, respectively.

Gross amounts recorded for the cash flow hedges in other comprehensive income (loss) and in net loss for the nine months ended September 30 were as follows:

	Gain (loss) recorded in other comprehensive income (loss)		Gain reclassified from other comprehensive income (loss) into net loss (A)
	2025	2024	2025	2024
Derivatives designated as cash flow hedges:
Forward currency contracts	$3,682	$(3,257)	$425	$633

(A)
Gains reclassified from other comprehensive income (loss) into net loss recognized in SG&A in the Company’s condensed consolidated statements of operations were $194 and $109 for the nine months ended September 30, 2025 and 2024, respectively. Gains reclassified from other comprehensive income (loss) into net loss recognized in COGS in the Company’s condensed consolidated statements of operations were $231 and $524 for the nine months ended September 30, 2025 and 2024, respectively.

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

		September 30, 2025			December 31, 2024
		Fair values estimated using
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs	Fair value
Financial assets carried at fair value:
Forward currency contracts	$828	$—	$828	$—	$—
Total financial assets carried at fair value	$828	$—	$828	$—	$—

Financial liabilities carried at fair value:
Forward currency contracts	$—	$—	$—	$—	$2,429
Total financial liabilities carried at fair value	$—	$—	$—	$—	$2,429
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the nine months ended September 30, 2025.
(6) Share-Based Compensation
Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expense, was $1,099 and $885 for the three months ended September 30, 2025 and 2024, respectively. Compensation expense for share-based compensation arrangements was $3,659 and $3,092 for the nine months ended September 30, 2025 and 2024, respectively.
(7) Debt
Debt consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024	Interest rate at September 30, 2025	Maturity
Revolving Credit Facility
Revolving Credit Facility	$170,194	$201,577	7.48%	November 2026

Debt
Sweden short-term credit line	947	—	4.76%	October 2025
Total debt	947	—
Less: current portion	(947)	—
Total long-term debt, net	$—	$—
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
On November 5, 2025, the Company entered into Amendment No. 2 to the Fifth Amended and Restated Credit Agreement and Consent Agreement (“Amendment No. 2”). Amendment No. 2 amends the Credit Facility and provides for certain covenant relief and restrictions through the Credit Facility's termination date of November 2, 2026. Amendment No. 2 supersedes certain terms of the Credit Facility and Amendment No. 1 beginning November 5, 2025 and ending at the Credit Facility's termination date of November 2, 2026. Amendment No. 2 amends certain Credit Facility terms and provides covenant relief as follows:
•borrowing capacity is reduced from $275,000 to $225,000;
•the sale of the Control Devices business (as defined) is a permitted transaction and upon notice will result in the reduction of the Credit Facility commitment, at the lesser of $50,000 or the net cash proceeds of this transaction;
•the current minimum interest coverage ratio of 2.5 was extended through the quarter ending March 31, 2026 and increased to 3.5 for the quarter ended June 30, 2026 and thereafter;
◦if the Control Devices business sale is consummated, the minimum interest coverage ratio will increase to 3.5 as of the last day of the first full quarter ending after the sale and thereafter; and
•the maximum leverage ratio of 4.5 for the quarter ended September 30, 2025 and 3.5 for the quarter ended December 31, 2025 and thereafter remains unchanged.
Our Credit Facility matures on November 2, 2026, which is within twelve months of the issuance of the accompanying unaudited condensed consolidated financial statements, and will become current in the fourth quarter of 2025. The Company expects to refinance its Credit Facility. While there can be no assurance that the Company will refinance the current Credit Facility, the Company anticipates that the refinancing will occur prior to the issuance of the financial statements for the year ending December 31, 2025. The Company’s ability to continue as a going concern is contingent upon its ability to refinance its Credit Facility.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
As a result of entering into Amendment No.1, the Company capitalized $561 of deferred financing costs during the nine months ended September 30, 2025.
Borrowings outstanding on the Credit Facility were $170,194 and $201,577 at September 30, 2025 and December 31, 2024, respectively.
The Company was in compliance with all Credit Facility covenants at September 30, 2025 and December 31, 2024.
The Company also has outstanding letters of credit of $1,506 at September 30, 2025 and $1,571 at December 31, 2024.
Debt
The Company’s wholly owned subsidiary located in Stockholm, Sweden (the “Stockholm subsidiary”), has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $2,127 and $1,809, at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 there was 8,909 Swedish krona, or $947 outstanding on this overdraft credit line. At December 31, 2024, there were no borrowings outstanding on this overdraft credit line. During the nine months ended September 30, 2025, the subsidiary borrowed 153,773 Swedish krona, or $16,352, and repaid 144,864 Swedish krona, or $15,405. The Stockholm subsidiary has pledged certain of its assets as collateral in order to obtain a guarantee of certain of the Stockholm subsidiary’s obligations to third parties.
The Company’s wholly owned subsidiary located in Suzhou, China (the “Suzhou subsidiary”), has lines of credit (the “Suzhou credit lines”) that allow up to a maximum borrowing level of 50,000 Chinese yuan, or $7,023 at September 30, 2025 and 20,000 Chinese yuan, or $2,740 at December 31, 2024. At September 30, 2025 and December 31, 2024 there were $0 in borrowings outstanding on the Suzhou credit lines. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 30,000 Chinese yuan, or $4,214 at September 30, 2025. At September 30, 2025 there were $0 in borrowings outstanding on the bank acceptance draft line of credit.
(8) Loss Per Share
Basic loss per share was computed by dividing net loss by the weighted-average number of Common Shares outstanding for each respective period. Diluted loss per share was calculated by dividing net loss by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 436,454 and 237,870 for the three months ended September 30, 2025 and 2024, respectively, were excluded from diluted loss per share because the effect would be anti-dilutive. Potential dilutive shares of 253,061 and 244,471 for the nine months ended September 30, 2025 and 2024, respectively, were excluded from diluted loss per share because the effect would be anti-dilutive.
Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Basic weighted-average Common Shares outstanding	27,859,140	27,617,663	27,775,810	27,585,904
Effect of dilutive shares	—	—	—	—
Diluted weighted-average Common Shares outstanding	27,859,140	27,617,663	27,775,810	27,585,904
There were 912,765 and 612,886 performance-based right to receive Common Shares outstanding at September 30, 2025 and 2024, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share, to the extent they are not anti-dilutive, based on the number of Common Shares that would be issuable if the end of the quarter were the end of the performance period.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(9) Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended September 30, 2025 and 2024 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at July 1, 2025	$(93,646)	$1,191	$(92,455)
Other comprehensive (loss) income before reclassifications	(464)	249	(215)
Amounts reclassified from accumulated other comprehensive loss	—	(785)	(785)
Net other comprehensive loss, net of tax	(464)	(536)	(1,000)
Balance at September 30, 2025	$(94,110)	$655	$(93,455)

Balance at July 1, 2024	$(107,589)	$(662)	$(108,251)
Other comprehensive income (loss) before reclassifications	8,142	(1,287)	6,855
Amounts reclassified from accumulated other comprehensive loss	—	344	344
Net other comprehensive income (loss) net of tax	8,142	(943)	7,199
Balance at September 30, 2024	$(99,447)	$(1,605)	$(101,052)
Changes in accumulated other comprehensive loss for the nine months ended September 30, 2025 and 2024 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at January 1, 2025	$(120,095)	$(1,918)	$(122,013)
Other comprehensive income before reclassifications	25,985	2,909	28,894
Amounts reclassified from accumulated other comprehensive loss	—	(336)	(336)
Net other comprehensive income, net of tax	25,985	2,573	28,558
Balance at September 30, 2025	$(94,110)	$655	$(93,455)

Balance at January 1, 2024	$(94,256)	$1,468	$(92,788)
Other comprehensive loss before reclassifications	(5,191)	(2,573)	(7,764)
Amounts reclassified from accumulated other comprehensive loss	—	(500)	(500)
Net other comprehensive loss, net of tax	(5,191)	(3,073)	(8,264)
Balance at September 30, 2024	$(99,447)	$(1,605)	$(101,052)
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any expense related to groundwater remediation. At September 30, 2025 and December 31, 2024, the Company had accrued liabilities of $213 and $244, respectively, related to expected future remediation costs. At September 30, 2025 and December 31, 2024, $113 and $144, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amounts as of September 30, 2025 and December 31, 2024 were recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.
The Company’s Stoneridge Brazil subsidiary has civil, labor, environmental and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$48,378 ($9,097) and R$42,834 ($6,918) at September 30, 2025 and December 31, 2024, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations and cash flows.
On August 12, 2020, the Brazilian Administrative Counsel for Economic Defense (“CADE”) issued a ruling against Stoneridge Brazil for abuse of dominance and market foreclosure through its prior use of exclusivity provisions in agreements with its distributors. The CADE tribunal imposed a R$7,995 ($1,503) fine which is included in the reasonably possible contingencies noted above. The Company continues to challenge this ruling in Brazilian federal court to reverse this decision by the CADE tribunal.
Long Term Supply Commitment
In 2022, the Company entered into a long term supply agreement, as amended, with a supplier for the purchase of certain electronic semiconductor components through December 31, 2030. Pursuant to the agreement, the Company paid capacity deposits of $1,000 each in December 2022 and June 2023. The capacity deposits are recognized in prepaid and other current assets on our condensed consolidated balance sheets and amortized ratably based on purchases over the life of the purchase commitment. This long term supply agreement requires the Company to purchase minimum annual volumes while requiring the supplier to sell these components at a fixed price. The Company purchased $114 and $1,840 of these components during the three months ended September 30, 2025 and 2024, respectively, and $114 and $2,662 during the nine months ended September 30, 2025 and 2024, respectively. The Company is required to purchase $5,571, $6,314, $7,463, $8,313, $841 and $1,492 of these components in each of the years 2025 through 2030, respectively. We evaluate our long-term supply agreement on a continuous basis in the context of customer demand and overall market dynamics. Part of that evaluation process has resulted in re-negotiating minimum annual volumes in the past. Should customer demand and market dynamics require us to re-evaluate our long-term supply commitments, we intend to engage with the supplier to negotiate an amendment to the long term supply agreement and amend the supply commitments to align with current market conditions.
Product Warranty and Recall
Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims, forecasts of the resolution of existing claims, expected future claims on products sold and commercial discussions with our customers. The key factors in our estimate are the warranty period and the customer source. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall reserve included $13,885 and $10,675 of a long-term liability at September 30, 2025 and December 31, 2024, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
In 2023, the Company received a demand for arbitration from one of our customers seeking recovery for warranty claims related to past sales of PM sensor products, a Control Devices product line we exited in 2019. In March 2024, pursuant to the arbitration process, the customer submitted a formal statement of claim notification for 29,340 euro ($34,425). In May 2024, the Company responded with a formal statement of defense denying responsibility for the claim. Based on our review of the technical and legal merits, we believe these warranty claims lack substantive merit and are significantly overstated. The Company continues to vigorously defend this matter in private arbitration. While no assurances can be made as to the ultimate outcome of this matter, or any other future claims, we do not currently believe a material loss is probable.
The following provides a reconciliation of changes in product warranty and recall reserve liability:

Nine months ended September 30,	2025	2024
Product warranty and recall reserve at beginning of period	$27,523	$21,610
Accruals for warranties established during period	11,790	13,789
Aggregate changes in pre-existing liabilities due to claim developments	1,973	416
Settlements made during the period	(13,070)	(10,240)
Foreign currency translation	3,257	(1)
Product warranty and recall reserve at end of period	$31,473	$25,574
(11) Business Realignment
The Company regularly evaluates the performance of its businesses and cost structures, including personnel, and makes necessary changes thereto in order to optimize its results. The Company also evaluates the required skill sets of its personnel and periodically makes strategic changes. As a consequence of these actions, the Company incurs severance related costs that are referred to as business realignment charges. The Company does not expect significant charges in the future related to the previously incurred termination actions noted below.
Business realignment charges incurred by reportable segment were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Control Devices (A)	$305	$—	$942	$—
Electronics (B)	872	254	3,660	2,144
Unallocated Corporate (C)	883	—	1,960	59
Total business realignment charges	$2,060	$254	$6,562	$2,203
_____________________________________

(A)
Severance costs for the three months ended September 30, 2025 related to COGS and design and development (“D&D”) were $161 and $144, respectively. Severance costs for the nine months ended September 30, 2025 related to COGS, SG&A and D&D were $497, $270 and $175, respectively. The majority of the business realignment costs relate to operational efficiency initiatives at our Juarez facility.

(B)
Severance costs for the three months ended September 30, 2025 related to COGS and D&D were $747 and $125, respectively. Severance costs for the nine months ended September 30, 2025 related to COGS, SG&A and D&D were $1,820, $140 and $1,700, respectively. Severance costs for the three months ended September 30, 2024 related to COGS and D&D were $140 and $114, respectively. Severance costs for the nine months ended September 30, 2024 related to COGS, SG&A and D&D were $140, $458 and $1,546, respectively. The majority of the business realignment costs relate to operational efficiency initiatives at our Juarez facility.

(C)
Severance costs for the three months ended September 30, 2025 related to SG&A and D&D were $442 and $441, respectively.. Severance related costs for the nine months ended September 30, 2025 related to SG&A and D&D were $1,519 and $441, respectively. Severance related costs for the nine months ended September 30, 2024 related to SG&A were $59.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Business realignment charges incurred, classified by statement of operations line item were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$908	$140	$2,317	$140
Selling, general and administrative	442	—	1,929	517
Design and development	710	114	2,316	1,546
Total business realignment charges	$2,060	$254	$6,562	$2,203
Reconciliations of the beginning and ending liability balances related to business realignment were as follows:

			Utilization
	Accrual as of January 1, 2025	2025 Charge to Expense	Cash	Non-Cash	Accrual as of September 30, 2025
Employee termination costs	$411	$6,562	$(5,586)	$—	$1,387
Total	$411	$6,562	$(5,586)	$—	$1,387

			Utilization
	Accrual as of January 1, 2024	2024 Charge to Expense	Cash	Non-Cash	Accrual as of September 30, 2024
Employee termination costs	$1,230	$2,203	$(2,158)	$—	$1,275
Total	$1,230	$2,203	$(2,158)	$—	$1,275
(12) Income Taxes
For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income. Tax jurisdictions with a projected or year to date loss for which a benefit cannot be realized are excluded.
For the three months ended September 30, 2025, income tax benefit of $343 was attributable to the mix of earnings among tax jurisdictions and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of 3.5% varies from the statutory rate primarily due to tax credits and incentives offset by U.S. taxes on foreign earnings.
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
For the nine months ended September 30, 2025, income tax expense of $1,465 was attributable to the mix of earnings among tax jurisdictions and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of (6.0)% varies from the statutory rate primarily due to tax credits and incentives offset by U.S. taxes on foreign earnings.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted in the U.S. The Act includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions effective in 2026 and subsequent years. The Company is evaluating the potential impacts of the Act on its consolidated financial statements and does not expect the Act to have a material impact on 2025 and does not anticipate a material impact in 2026, based on the guidance issued to date.

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
A summary of financial information by reportable segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net Sales:
Control Devices	$71,629	$73,129	$210,873	$230,186
Inter-segment sales	875	1,160	2,642	2,946
Control Devices net sales	72,504	74,289	213,515	233,132
Electronics	121,496	127,483	398,960	422,777
Inter-segment sales	6,542	8,184	19,162	22,492
Electronics net sales	128,038	135,667	418,122	445,269
Stoneridge Brazil	17,142	13,219	46,276	37,084
Inter-segment sales	1,720	411	2,267	610
Stoneridge Brazil net sales	18,862	13,630	48,543	37,694
Eliminations	(9,137)	(9,755)	(24,071)	(26,048)
Total net sales	$210,267	$213,831	$656,109	$690,047

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of Goods Sold:
Control Devices	$60,928	$60,319	$176,537	$190,369
Electronics	96,835	101,291	313,854	331,074
Stoneridge Brazil	9,387	7,702	27,611	21,840
Unallocated Corporate (A)	348	28	103	176
Total cost of goods sold	$167,498	$169,340	$518,105	$543,459

Design and Development:
Control Devices	$3,930	$5,047	$11,928	$14,998
Electronics	8,788	11,548	34,235	33,957
Stoneridge Brazil	612	857	2,106	2,445
Unallocated Corporate (A)	1,124	191	2,715	2,303
Total design and development	$14,454	$17,643	$50,984	$53,703

Other Segment Costs:
Control Devices	$5,573	$5,632	$17,480	$16,797
Electronics	10,001	11,130	36,755	37,312
Stoneridge Brazil	4,459	3,943	12,321	11,920
Unallocated Corporate (A)	11,561	5,828	29,569	22,803
Total other segment costs	$31,594	$26,533	$96,125	$88,832

Operating (Loss) Income:
Control Devices	$1,198	$2,131	$4,929	$8,020
Electronics	5,871	3,514	14,115	20,434
Stoneridge Brazil	2,684	717	4,238	880
Unallocated Corporate (A)	(13,032)	(6,047)	(32,387)	(25,281)
Total operating (loss) income	$(3,279)	$315	$(9,105)	$4,053

Depreciation and Amortization:
Control Devices	$2,962	$3,152	$7,414	$8,821
Electronics	5,002	4,030	12,514	11,794
Stoneridge Brazil	1,199	1,155	3,434	3,652
Unallocated Corporate	339	492	987	1,696
Total depreciation and amortization (B)	$9,502	$8,829	$24,349	$25,963

Interest Expense (Income), net:
Control Devices	$(4)	$9	$(178)	$(10)
Electronics	250	283	683	1,387
Stoneridge Brazil	(295)	(204)	(662)	(798)
Unallocated Corporate	3,850	3,516	10,259	10,460
Total interest expense, net	$3,801	$3,604	$10,102	$11,039

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Capital Expenditures:
Control Devices	$1,459	$2,914	$3,618	$6,018
Electronics	1,660	1,298	6,580	5,652
Stoneridge Brazil	2,243	484	2,939	2,223
Corporate (C)	552	212	833	972
Total capital expenditures	$5,914	$4,908	$13,970	$14,865

	September 30, 2025	December 31, 2024
Total Assets:
Control Devices	$132,302	$136,028
Electronics	385,113	365,226
Stoneridge Brazil	62,060	48,280
Corporate (C)	448,440	471,793
Eliminations	(395,836)	(399,771)
Total assets	$632,079	$621,556
The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net Sales:
United States	$96,992	$109,395	$302,634	$349,025
North America	$96,992	$109,395	$302,634	$349,025
Brazil	17,142	13,219	46,276	37,084
South America	$17,142	$13,219	$46,276	$37,084
Sweden	31,999	33,215	106,348	117,208
Estonia	29,167	23,477	94,601	80,504
Netherlands	22,667	19,863	68,079	61,249
Other Europe	959	1,196	2,955	5,778
China	11,341	13,466	35,216	39,199
Europe and Other	$96,133	$91,217	307,199	303,938
Total net sales	$210,267	$213,831	$656,109	$690,047

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

	September 30, 2025	December 31, 2024
Long-term Assets:
United States	$84,326	$90,111
Mexico	9,047	5,254
North America	$93,373	$95,365
Brazil	28,898	25,222
South America	$28,898	$25,222
Sweden	36,321	32,918
Estonia	11,093	8,363
Netherlands	62,090	57,677
Other Europe	531	653
China	15,458	13,844
Europe and Other	$125,493	$113,455
Total long-term assets	$247,764	$234,042
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
(14) Investments
In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company has contributed $9,230 to the Autotech Fund II as of September 30, 2025. The Company contributed $280 and $260 to Autotech Fund II during the nine months ended September 30, 2025 and 2024, respectively. The Company received distributions of $8 and $0 from Autotech Fund II during the nine months ended September 30, 2025 and 2024, respectively. The Company has a 6.7% interest in Autotech Fund II. The Company recognized losses of $220 and $752 during the three months ended September 30, 2025 and 2024, respectively. The Company recognized (gains) losses of $(124) and $1,081 during the nine months ended September 30, 2025 and 2024, respectively. The Autotech Fund II investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $8,126 and $7,730 as of September 30, 2025 and December 31, 2024, respectively.
(15) Subsequent Events
Credit Facility Amendment
On November 5, 2025, the Company entered into Amendment No. 2 to the Credit Facility. Refer to Note 7 of the condensed consolidated financial statements for details regarding this amendment.

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
Third Quarter Overview
The Company had net loss of $9.4 million, or $(0.34) per diluted share, for the three months ended September 30, 2025.
Net loss for the quarter ended September 30, 2025 increased by $2.3 million, or $(0.08) per diluted share, from net loss of $7.1 million, or $(0.26) per diluted share, for the three months ended September 30, 2024. Net sales decreased by $3.6 million, or 1.7%, compared to the three months ended September 30, 2024, from lower production volumes in our North American and European commercial vehicle markets in our Electronics segment and lower production volumes in our China automotive market in our Control Devices segment. These decreases were offset by higher European off-highway sales in our Electronics segment, OEM product sales at Stoneridge Brazil and North American and China commercial vehicle sales in our Control Devices segment. Net sales were also favorably impacted by foreign exchange translation in our Electronics segment. Gross margin as a percent of sales for the quarter ended September 30, 2025 decreased to 20.3% from 20.8% for the three months ended September 30, 2024 due to generally lower contribution from lower sales mostly in our Electronics segment. SG&A expense increased because of higher professional services related to our ongoing review of strategic alternatives for Control Devices, as announced in the second quarter of 2025, which were mostly offset by lower D&D expense from higher customer reimbursements in our Electronics segment. In addition, non-operating foreign currency losses unfavorably impacted results for the quarter ending September 30, 2025.
Our Control Devices segment net sales decreased by 2.1% compared to the third quarter of 2024 as a result of decreases in our China and North American automotive markets, including the impact of end-of-life production for an actuator product in North America. These decreases were offset by sales increases in our North American and China commercial vehicle markets. Segment gross margin as a percentage of sales decreased due to unfavorable leverage of fixed costs from lower sales levels and higher overhead spending for tariffs. Segment operating income decreased due to lower gross margin partially offset by lower D&D spending.
Our Electronics segment net sales decreased by 4.7% compared to the third quarter of 2024 primarily due to lower production volumes in our North American and European commercial vehicle markets. These decreases were offset by higher sales in our European off-highway vehicle market and a favorable impact of foreign currency translation. Segment gross margin as a percent of sales decreased compared to the prior year third quarter from lower contribution from lower sales levels, higher business realignment costs and higher overhead spending, including tariff costs and depreciation, offset by lower direct material costs as a percentage of sales due to favorable sales mix. Operating income for the segment increased compared to the third quarter of 2024 because of lower SG&A expense resulting from a royalty liability adjustment and lower D&D expense from higher customer reimbursements partially offset by lower contribution from lower sales levels.
Our Stoneridge Brazil segment net sales increased by 29.7% compared to the third quarter of 2024 primarily from higher OEM product sales. Operating income increased due to higher contribution from higher sales levels.

In the third quarter of 2025, SG&A expenses increased by $5.1 million compared to the third quarter of 2024 driven primarily by higher professional services for the previously announced review of strategic alternatives related to the Control Devices segment, higher incentive compensation and higher wages offset by a royalty liability adjustment and a 2024 non-recurring commercial settlement gain.
In the third quarter of 2025, D&D costs decreased by $3.2 million compared to the prior year third quarter from lower expense in our Electronics segment as a result of higher customer reimbursements offset by higher business realignment costs mostly in unallocated corporate.
At September 30, 2025 and December 31, 2024, we had cash and cash equivalents balances primarily held at our foreign locations of $54.0 million and $71.8 million, respectively, and we had $170.2 million and $201.6 million, respectively, in borrowings outstanding on our Credit Facility. The 2025 decrease in cash and cash equivalents was mostly caused by repayments of Credit Facility borrowings from the repatriation of cash and cash equivalents at foreign locations.
Outlook
The Company believes that focusing on products that address industry megatrends has had and will continue to have a positive effect on both our top-line growth and financial performance. Expanding on our existing product portfolio and technology platforms with advanced capabilities, applications and data services is core to our long-term strategy. We are continuing to develop safety, vehicle intelligence and connectivity based products, such as our OEM MirrorEye® programs in North America and Europe. As a result of executing our long-term strategy, we have received significant new OEM program awards in all of our segments in 2025.
In April 2025, the U.S. government announced additional tariffs on various goods imported to the U.S. and other countries announced reciprocal tariffs on goods imported to such countries, including goods used by or manufactured by the Company. Some of these additional tariffs have been implemented and others have been conditionally paused, and it is reasonably possible that new or additional tariffs will be periodically announced given the current global trade environment. We continue to monitor and evaluate the direct and indirect impacts of these tariffs as well as heightened global trade disputes.
Our business model of manufacturing by regions for the regions limits the global impact of certain trade restrictions and tariffs. Our primary tariff exposure relates to our Mexico and Brazilian operations that sell products into the U.S., most of which are exempt under the provisions of the United States-Mexico-Canada Agreement. Further, the majority of our supply components are not subject to the additional tariffs or are compliant with exceptions. We are taking and will continue to take actions to mitigate any direct and indirect impacts of new or additional tariffs, including directly or indirectly passing the additional costs through to our customers. However, these matters are changing rapidly and there is significant uncertainty as to how long and to what degree that the Company and the global transportation industry will be impacted by these new or additional tariffs, the adverse global trade environment, and the resulting economic uncertainty.
In addition to tariffs, the U.S. and foreign governments have implemented sanctions, export controls and other restrictions on trade that impact industries around the world, including the automotive industry. For example, China recently implemented restrictions on the export of rare earth materials originating in China (some of which have since been paused for one year), as well as restrictions on the export of certain semiconductors and other electronic components that are used by us and throughout the automotive industry. We are monitoring the potential disruption to automotive industry supply chains as a result of these actions.
Based on IHS Market production forecasts, the North American automotive market is expected to decrease from 15.4 million units in 2024 to 15.1 million units in 2025. In our Control Devices segment, we remain focused on drivetrain agnostic technologies to drive new business awards as the market continues to evolve. However, we expect lower sales in 2025 related to both lower automotive market production levels and the impact of lower end-of-life production for an actuator product. We expect continued volatility in our end markets as uncertainty remains related to the market’s response to tariff policies. We continue to focus on operational excellence and enterprise-wide cost reduction, including material cost reduction plans, to continue to drive margin improvement going-forward.
Based on the IHS Market 2025 production forecasts published in November 2025, the European and North American commercial vehicle end market volumes are forecasted to decrease 6.4% and 27.7%, respectively. In 2025 and over the long-term, we expect our Electronics’ segment sales to outperform forecasted changes in production volumes due to the impact of ongoing launches of our OEM MirrorEye programs in North America and Europe. We expect continued growth in MirrorEye as we launch and ramp up new and existing OEM programs in both North America and Europe, and MirrorEye systems becomes standard on key truck platforms for existing OEM programs.

In 2025, we expect net D&D spend to decrease driven by a shift to spending for the development of next generation products, opposed to product launch related spend. As a result of reduced launch activities, we expect lower customer reimbursements and capitalization of software development costs. We continue to evaluate and optimize our engineering footprint to enhance capabilities and capacity for the most efficient return on our engineering spend, including increasing the utilization of our Stoneridge Brazil engineering resources to support Electronics segment projects.
In October 2025, the International Monetary Fund forecasted the Brazil gross domestic product to grow 2.4% in 2025, a decline from forecasted growth of 3.0% in 2024. We expect our served market channels to remain relatively stable in 2025 based on current market and economic conditions. However, we expect Stoneridge Brazil's OEM channel sales to continue to grow significantly based on the ramp-up of existing programs and new awards. As we continue to align our global engineering capabilities and footprint, we expect to further expand our Brazilian engineering center.
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
Other Matters
A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars, and therefore movements in foreign currency exchange rates can also have a significant effect on our results of operations. In the third quarter of 2025, the U.S. Dollar weakened against the euro, Mexican peso and Swedish krona unfavorably impacting our reported results.
We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. Because of these actions, we incur severance and resignation related costs that we refer to as business realignment charges. Business realignment costs of $2.1 million and $0.3 million were incurred in the three months ended September 30, 2025 and 2024, respectively. We incurred $1.0 million and $4.0 million in business realignment costs in the three and nine months ended September 30, 2025, respectively, related to operational efficiency initiatives at our Juarez facility, which we expect will result in cost savings for direct and indirect labor and a more efficient overall operating structure. We may incur additional realignment costs in the future.
In the second quarter of 2025, we announced a strategic review of the Control Devices segment with the intent to sell the segment. We have incurred incremental costs with third-party advisors of $3.7 million and $4.7 million in the three and nine months ended September 30, 2025. We expect to incur additional costs as we continue to evaluate strategic alternatives.
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

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Three months ended September 30,	2025		2024		Dollar increase (decrease)
Net sales	$210,267	100.0%	$213,831	100.0%	$(3,564)
Costs and expenses:
Cost of goods sold	167,498	79.7	169,340	79.2	(1,842)
Selling, general and administrative	31,594	15.0	26,533	12.4	5,061
Design and development	14,454	6.9	17,643	8.3	(3,189)
Operating (loss) income	(3,279)	(1.6)	315	0.1	(3,594)
Interest expense, net	3,801	1.8	3,604	1.7	197
Equity in loss of investee	220	0.1	752	0.4	(532)
Other expense (income), net	2,414	1.1	(384)	(0.2)	2,798
Loss before income taxes	(9,714)	(4.6)	(3,657)	(1.7)	(6,057)
(Benefit) provision for income taxes	(343)	(0.2)	3,413	1.6	(3,756)
Net loss	$(9,371)	(4.5)%	$(7,070)	(3.3)%	$(2,301)
Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Three months ended September 30,	2025		2024		Dollar increase (decrease)	Percent increase (decrease)
Control Devices	$71,629	34.1%	$73,129	34.2%	$(1,500)	(2.1)%
Electronics	121,496	57.7	127,483	59.6	(5,987)	(4.7)%
Stoneridge Brazil	17,142	8.2	13,219	6.2	3,923	29.7%
Total net sales	$210,267	100.0%	$213,831	100.0%	$(3,564)	(1.7)%
Our Control Devices segment net sales decreased $1.5 million because of decreases in our China and North American automotive markets of $2.1 million and $0.8 million, respectively, including the impact of end-of-life production for an actuator product in North America. These decreases were offset by increases in our North American and China commercial vehicle markets of $0.7 million and $0.3 million, respectively.
Our Electronics segment net sales decreased $6.0 million because of lower customer production volumes in our North American and European commercial vehicle markets of $14.5 million and $2.6 million respectively. These decreases were offset by an increase in our European off-highway vehicle market of $5.3 million. Net sales in the third quarter of 2025 were favorably impacted by euro and Swedish krona foreign currency translation of $5.7 million compared to the prior year quarter.
Our Stoneridge Brazil segment net sales increased $3.9 million from higher OEM product sales.
Net sales by geographic location are summarized in the following table (in thousands):

Three months ended September 30,	2025		2024		Dollar increase (decrease)	Percent increase (decrease)
North America	$96,992	46.1%	$109,395	51.2%	$(12,403)	(11.3)%
South America	17,142	8.2	13,219	6.2	3,923	29.7%
Europe and Other	96,133	45.7	91,217	42.7	4,916	5.4%
Total net sales	$210,267	100.0%	$213,831	100.0%	$(3,564)	(1.7)%
The decrease in North American net sales was mostly attributable to a decrease in sales volume in our commercial vehicle market of $13.8 million.
The increase in net sales in South America was from higher OEM product sales of $4.4 million.

The increase in net sales in Europe and Other was due to increases in volumes in our European off-highway and China commercial vehicle markets of $5.3 million and $0.5 million, respectively, offset by decreases in our European commercial vehicle and China automotive markets of $2.6 million and $2.1 million, respectively. Net sales were also impacted by a favorable foreign currency translation of $5.7 million.
Cost of Goods Sold and Gross Margin. Cost of goods sold decreased compared to the third quarter of 2024 and our gross margin decreased to 20.3% in the third quarter of 2025 from 20.8% in the third quarter of 2024. Our material cost as a percentage of net sales decreased to 55.1% in the third quarter of 2025 from 57.2% in the third quarter of 2024. The decrease in material cost percentage was due to favorable sales mix mostly in our Electronics segment. Overhead as a percentage of net sales increased from 17.3% in the third quarter of 2024 to 19.7% in the third quarter of 2025 due to unfavorable leverage of fixed costs, higher tariffs, depreciation and business realignment costs in our Electronics and Control Devices segments.
Our Control Devices segment gross margin decreased because of lower contribution from lower sales levels and higher overhead costs for tariffs.
Our Electronics segment gross margin as a percent of sales decreased compared to the prior year third quarter from lower contribution from lower sales levels and higher overhead spending including tariff costs, depreciation and business realignment offset by lower direct material costs as a percentage of sales from favorable sales mix.
Our Stoneridge Brazil segment gross margin as a percent of sales increased from the favorable leverage of fixed costs due to higher OEM product sales levels.
Selling, General and Administrative. SG&A expenses increased by $5.1 million primarily because of higher professional services for review of strategic alternatives, higher incentive compensation and higher wages which were partially offset by a non-recurring royalty liability adjustment and a 2024 non-recurring commercial settlement gain.
Design and Development. D&D costs decreased by $3.2 million compared to the third quarter of 2024 from lower expense in our Electronics segment as a result of higher customer reimbursements offset by higher business realignment costs mostly in unallocated corporate of $0.6 million.
Operating (Loss) Income. Operating (loss) income by segment is summarized in the following table (in thousands):

Three months ended September 30,	2025	2024	Dollar increase (decrease)	Percent increase (decrease)
Control Devices	$1,198	$2,131	$(933)	(43.8)%
Electronics	5,871	3,514	2,357	67.1
Stoneridge Brazil	2,684	717	1,967	274.3
Unallocated corporate	(13,032)	(6,047)	(6,985)	(115.5)
Operating (loss) income	$(3,279)	$315	$(3,594)	(1141.0)%
Our Control Devices segment operating income decreased because of lower contribution from lower sales levels and higher overhead costs for tariffs offset by lower D&D spending.
Our Electronics segment operating income increased because of lower D&D expense from higher customer reimbursements and lower SG&A expense from a royalty liability adjustment partially offset by lower contribution from lower sales levels.
Our Stoneridge Brazil segment operating income increased due to higher contribution from higher OEM sales levels.
Our unallocated corporate operating loss increased from higher SG&A related to higher professional services for review of strategic alternatives and higher incentive compensation as well as higher D&D related to higher business realignment costs and professional services.

Operating (loss) income by geographic location is summarized in the following table (in thousands):

Three months ended September 30,	2025	2024	Dollar increase (decrease)	Percent increase (decrease)
North America	$(14,377)	$(5,130)	$(9,247)	(180.3)%
South America	2,684	717	1,967	(274.3)
Europe and Other	8,414	4,728	3,686	78.0
Operating (loss) income	$(3,279)	$315	$(3,594)	(1141.0)%
Our North American operating loss increased due to lower contribution from lower sales levels, higher SG&A for professional services and incentive compensation and D&D spending. Operating income in South America increased due to higher contribution from higher OEM sales levels. Our operating results in Europe and Other increased because of lower D&D expense from higher customer reimbursements, lower SG&A expense from a royalty liability adjustment partially offset by lower gross margin.
Interest Expense, net. Interest expense, net was $3.8 million and $3.6 million for the three months ended September 30, 2025 and 2024, respectively. The increase for the quarter ended September 30, 2025, was the result of higher Credit Facility interest rates being offset by lower outstanding Credit Facility borrowings.
Equity in Loss of Investee. Equity loss for Autotech Fund II was $0.2 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively.
Other Expense (Income), net. We record certain foreign currency transaction (gains) losses as a component of other expense (income), net on the condensed consolidated statement of operations. Other expense, net of $2.4 million increased by $2.8 million compared to the third quarter of 2024 due to foreign currency transaction losses in our Electronics and Control Devices segments from the weakening of the U.S. dollar.
(Benefit) Provision for Income Taxes. For the three months ended September 30, 2025, income tax benefit of $0.3 million was attributable to the mix of earnings among tax jurisdictions and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of 3.5% varies from the statutory tax rate primarily due to tax credits and incentives offset by U.S. taxes on foreign earnings.
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

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Nine months ended September 30,	2025		2024		Dollar increase / (decrease)
Net sales	$656,109	100.0%	$690,047	100.0%	$(33,938)
Costs and expenses:
Cost of goods sold	518,105	79.0	543,459	78.8	(25,354)
Selling, general and administrative	96,125	14.7	88,832	12.9	7,293
Design and development	50,984	7.8	53,703	7.8	(2,719)
Operating (loss) income	(9,105)	(1.5)	4,053	0.5	(13,158)
Interest expense, net	10,102	1.5	11,039	1.6	(937)
Equity in (earnings) loss of investee	(124)	—	1,081	0.2	(1,205)
Other expense (income), net	5,378	0.9	(644)	—	6,022
Loss before income taxes	(24,461)	(3.9)	(7,423)	(1.3)	(17,038)
Provision for income taxes	1,465	0.2	2,987	0.4	(1,522)
Net loss	$(25,926)	(4.1)%	$(10,410)	(1.7)%	$(15,516)
Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Nine months ended September 30,	2025		2024		Dollar increase (decrease)	Percent increase (decrease)
Control Devices	$210,873	32.1%	$230,186	33.3%	$(19,313)	(8.4)%
Electronics	398,960	60.8	422,777	61.3	(23,817)	(5.6)%
Stoneridge Brazil	46,276	7.1	37,084	5.4	9,192	24.8%
Total net sales	$656,109	100.0%	$690,047	100.0%	$(33,938)	(4.9)%
Our Control Devices segment net sales decreased $19.3 million because of decreases in our North American automotive market of $15.3 million including the impact of end-of-life production for an actuator product as well as a decrease in our China automotive market of $3.8 million.
Our Electronics segment net sales decreased $23.8 million because of lower customer production volumes in our North American and European commercial vehicle markets of $30.4 million and $6.2 million, respectively, partially mitigated by higher MirrorEye sales, including the ramp-up of a recently launched European OEM program and higher aftermarket sales for our next generation tachograph. We also experienced lower sales volumes in our North American off-highway vehicle market of $2.4 million. These decreases were partially offset by an increase in our European off-highway market of $5.6 million. Net sales in 2025 were favorably impacted by euro and Swedish krona foreign currency translation of $9.9 million compared to the prior year.
Our Stoneridge Brazil segment net sales increased from higher OEM product sales of $12.6 million partially offset by lower original equipment services sales of $0.8 million and unfavorable foreign currency translation of $2.5 million.
Net sales by geographic location are summarized in the following table (in thousands):

Nine months ended September 30,	2025		2024		Dollar increase (decrease)	Percent increase (decrease)
North America	$302,634	46.1%	$349,025	50.6%	$(46,391)	(13.3)%
South America	46,276	7.1	37,084	5.4	9,192	24.8%
Europe and Other	307,199	46.9	303,938	44.0	3,261	1.1%
Total net sales	$656,109	100.0%	$690,047	100.0%	$(33,938)	(4.9)%

The decrease in North American net sales was mostly attributable to a decrease in customer production volumes in our commercial vehicle, automotive and off-highway markets of $28.5 million, $15.3 million and $4.1 million, respectively. The decrease in our North American automotive market was primarily caused by lower customer volumes and the impact of end-of-life production of an actuator product.
The increase in net sales in South America was from higher OEM product sales of $12.6 million partially offset by lower OE services sales of $0.8 million and unfavorable foreign currency translation of $2.5 million.
The increase in net sales in Europe and Other was due to increases in customer production volumes in our European off-highway and China commercial vehicle markets of $5.6 million and $0.5 million, respectively, offset by decreases in our European commercial vehicle and China automotive markets of $6.2 million and $3.8 million, respectively. Net sales were also impacted by a favorable foreign currency translation of $9.8 million.
Cost of Goods Sold and Gross Margin. Cost of goods sold decreased compared to the nine months ended September 30, 2024 and our gross margin decreased to 21.0% in 2025 from 21.2% in the first nine months 2024. Our material cost as a percentage of net sales decreased from 57.3% in the first nine months of 2024 to 56.2% in the first nine months of 2025. The decrease in material cost percentage was due to lower material costs from favorable foreign exchange related variances. Overhead as a percentage of net sales was 18.0% and 16.7% for the first nine months of 2025 and 2024, respectively. The increase in overhead as a percentage of sales was attributable to unfavorable fixed cost leverage from lower sales levels, higher tariffs and higher business realignment costs of $2.2 million.
Our Control Devices segment gross margin decreased primarily because of lower contribution from lower sales and higher business realignment costs of $0.5 million.
Our Electronics segment gross margin decreased because of lower contribution from lower sales and higher overhead spending, including higher tariffs and higher business realignment costs of $1.7 million.
Our Stoneridge Brazil segment gross margin as a percent of sales decreased due to the unfavorable sales mix impact of higher OEM product sales offset by higher contribution from higher sales levels.
Selling, General and Administrative. SG&A expenses increased by $7.3 million because of higher professional services for review of strategic alternatives, business realignment costs of $1.4 million, incentive compensation and wages which partially offset by a non-recurring royalty liability adjustment.
Design and Development. D&D costs decreased by $2.7 million from lower spending in our Control Devices segment for wage and fringe costs. D&D spending in our Electronics segment was consistent with the prior year as lower spending on wages and fringe was offset by lower capitalized software development costs and customer reimbursements.
Operating (Loss) Income. Operating (loss) income by segment is summarized in the following table (in thousands):

Nine Months Ended September 30, 2025	2025	2024	Dollar increase (decrease)	Percent increase (decrease)
Control Devices	$4,929	$8,020	$(3,091)	(38.5)%
Electronics	14,115	20,434	(6,319)	(30.9)%
Stoneridge Brazil	4,238	880	3,358	381.6%
Unallocated corporate	(32,387)	(25,281)	(7,106)	(28.1)%
Operating (loss) income	$(9,105)	$4,053	$(13,158)	324.6%
Our Control Devices segment operating income decreased because of lower contribution from lower sales levels, higher business realignment costs of $0.9 million and a non-recurring commercial settlement gain recognized in 2024 offset by lower D&D spending.
Our Electronics segment operating income decreased primarily because of lower contribution from lower sales levels and higher tariffs and higher business realignment costs of $1.7 million.
Our Stoneridge Brazil segment operating income increased due to higher Stoneridge Brazil OEM product sales levels.
Our unallocated corporate operating loss increased due to higher SG&A from higher professional services for review of strategic alternatives. Additionally, business realignment costs increased $1.9 million.

Operating (loss) income by geographic location is summarized in the following table (in thousands):

Nine Months Ended September 30, 2025	2025	2024	Dollar increase (decrease)	Percent increase (decrease)
North America	$(36,826)	$(17,895)	$(18,931)	(105.8)%
South America	$4,238	880	3,358	381.6%
Europe and Other	$23,483	21,068	2,415	11.5%
Operating (loss) income	$(9,105)	$4,053	$(13,158)	324.6%
Our North American operating loss increased due to lower contribution from lower sales levels and higher business realignment costs offsetting lower D&D spending. Operating income in South America increased due to higher Stoneridge Brazil OEM product sales levels. Our operating results in Europe and Other increased because of higher contribution from higher sales levels and lower material costs including favorable foreign exchange related variances offset by higher D&D spending as a result of lower customer reimbursements.
Interest Expense, net. Interest expense, net was $10.1 million and $11.0 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease was the result of lower outstanding Credit Facility borrowings and interest rates.
Equity in (Earnings) Loss of Investee. Equity (earnings) loss for Autotech Fund II was $(0.1) million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Other Expense (Income), net. We record certain foreign currency transaction (gains) losses as a component of other expense (income), net on the condensed consolidated statement of operations. Other expense, net of $5.4 million increased by $6.0 million compared to the first nine months of 2024 due to the impact of unfavorable foreign currency movements in our Electronics and Control Devices segments from the weakening of the U.S. dollar.
Provision for Income Taxes. For the nine months ended September 30, 2025, income tax expense of $1.5 million was attributable to the mix of earnings among tax jurisdictions and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of (6.0%) varies from the statutory tax rate primarily due to tax credits and incentives offset by U.S. taxes on foreign earnings.
For the nine months ended September 30, 2024, income tax expense of $3.0 million was attributable to the mix of earnings among tax jurisdictions and tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions, offset by U.S. taxes on foreign earnings. The effective tax rate of (40.2)% varies from the statutory tax rate primarily due to the impact of tax losses for which no benefit is recognized due to valuation allowances in certain jurisdictions, offset by U.S. taxes on foreign earnings.
Liquidity and Capital Resources
Summary of Cash Flows:

Nine Months Ended September 30, 2025	2025	2024
Net cash provided by (used for):
Operating activities	$25,192	$28,517
Investing activities	(15,587)	(18,997)
Financing activities	(34,640)	4,133
Effect of exchange rate changes on cash and cash equivalents	7,191	(356)
Net change in cash and cash equivalents	$(17,844)	$13,297
Cash provided by operating activities decreased compared to 2024 because of a higher net loss which was partially offset by cash provided from lower working capital levels primarily inventory and accounts payable. Cash used by receivables was unfavorable compared to 2024, however collection terms have remained consistent.
Net cash used for investing activities decreased compared to 2024 due to lower capitalized software development costs and capital expenditures.
Net cash used for financing activities increased compared to 2024 due to an increase in Credit Facility repayments from the repatriation of $43.8 million in cash held at foreign locations, net of borrowings.

As outlined in Note 7 to our condensed consolidated financial statements, the Credit Facility permits borrowing up to a maximum level of $275.0 million. This variable rate facility has an accordion feature which allows the Company to increase its availability by up to $150.0 million upon the satisfaction of certain conditions and lender consent through its expiration in November 2026. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants that place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $170.2 million at September 30, 2025.
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
On November 5, 2025, the Company entered into Amendment No. 2 to the Fifth Amended and Restated Credit Agreement and Consent Agreement (“Amendment No. 2”). Amendment No. 2 amends the Credit Facility and provides for certain covenant relief and restrictions through the Credit Facility's termination date of November 2, 2026. Amendment No. 2 supersedes certain terms of the Credit Facility and Amendment No. 1 beginning November 5, 2025 and ending at the Credit Facility's termination date of November 2, 2026. Amendment No. 2 amends certain Credit Facility terms and provides covenant relief as follows:
•borrowing capacity is reduced from $275.0 million to $225.0 million;
•the sale of the Control Devices business (as defined) is a permitted transaction and upon notice will result in the reduction of the Credit Facility commitment, at the lesser of $50.0 million or the net cash proceeds of this transaction;
•the current minimum interest coverage ratio of 2.5 was extended through the quarter ending March 31, 2026 and increased to 3.5 for the quarter ended June 30, 2026 and thereafter;
◦if the Control Devices business sale is consummated, the minimum interest coverage ratio will increase to 3.5 as of the last day of the first full quarter ending after the sale and thereafter; and
•the maximum leverage ratio of 4.5 for the quarter ended September 30, 2025 and 3.5 for the quarter ended December 31, 2025 and thereafter remains unchanged.
Our Credit Facility matures on November 2, 2026, which is within twelve months of the issuance of the accompanying unaudited condensed consolidated financial statements, and will become current in the fourth quarter of 2025. The Company expects to refinance its Credit Facility. While there can be no assurance that the Company will refinance the current Credit Facility, the Company anticipates that the refinancing will occur prior to the issuance of the financial statements for the year ending December 31, 2025. To the extent the Company is not able to refinance its Credit Facility prior to the issuance of the financial statements for the year ended December 31, 2025, our independent auditors may issue an audit opinion including an explanatory paragraph that indicates there is substantial doubt about our ability to continue as a going concern which would breach a covenant under our Credit Facility which, unless cured, would constitute an event of default thereunder. In such a case, the Company would not expect that it would have sufficient liquidity to repay all of its outstanding indebtedness at such time.

The Company was in compliance with all covenants at September 30, 2025 and December 31, 2024. The Company has not experienced a violation that would limit the Company’s ability to borrow under the Credit Facility, as amended, and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance due to the adverse impact of significantly lower global demand in our markets and challenging macroeconomic conditions. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.
The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $2.1 million and $1.8 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 there was 8.9 million Swedish krona, or $0.9 million outstanding on this overdraft credit line. At December 31, 2024 there were no borrowings outstanding on this overdraft credit line. During the nine months ended September 30, 2025, the subsidiary borrowed 153.8 million Swedish krona, or $16.4 million and repaid 144.9 million Swedish krona, or $15.4 million. The Stockholm subsidiary has pledged certain of its assets as collateral in order to obtain a guarantee of certain of the Stockholm subsidiary’s obligations to third parties.
The Company’s wholly owned subsidiary located in Suzhou, China, has lines of credit that allow up to a maximum borrowing level of 50.0 million Chinese yuan, or $7.0 million at September 30, 2025 and 20,000 Chinese yuan, or $2.7 million at December 31, 2024. At September 30, 2025 and December 31, 2024 there were no borrowings outstanding on the Suzhou credit lines. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 30.0 million Chinese yuan, or $4.2 million at September 30, 2025. At September 30, 2025 there were no borrowings outstanding on the bank acceptance draft line of credit.
In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech, a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. As of September 30, 2025, the Company’s cumulative investment in the Autotech Fund II was $9.2 million. The Company contributed $0.3 million and $0.3 million to Autotech Fund II during the nine months ended September 30, 2025 and September 30, 2024, respectively.
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
At September 30, 2025, we had a cash and cash equivalents balance of approximately $54.0 million, of which 86.7% was held in foreign locations. The Company has approximately $104.8 million of undrawn commitments under the Credit Facility as of September 30, 2025, which results in total undrawn commitments and cash balances of more than $158.8 million. However, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance.
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

Critical Accounting Policies and Estimates
The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2024 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2024 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the third quarter of 2025.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not sell any unregistered equity securities during the quarter ended September 30, 2025.
The following table presents information with respect to repurchases of Common Shares made by us during the three months ended September 30, 2025. There were 6,524 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards. These shares were acquired from employees solely to satisfy tax withholding obligations in connection with the vesting of equity awards. These acquisitions were not made pursuant to any publicly announced repurchase plan or program, and the Company did not have any such repurchase plans or programs in effect during the quarter.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/25-7/31/25	5,561	$7.50	N/A	N/A
8/1/25-8/31/25	963	$8.29	N/A	N/A
9/1/25-9/30/25	—	$—	N/A	N/A
Total	6,524
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
In addition, during the quarter ended September 30, 2025, the Company did not adopt or terminate any Rule 10b5-1 trading arrangement, as described in Item 408(b) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Change in Control Agreement, dated August 13, 2025, by and between Stoneridge, Inc. and Rajaey Kased, filed herewith.

10.2	Transaction Bonus Letter, dated August 13, 2025, by and between Stoneridge, Inc. and Rajaey Kased, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	101	XBRL Exhibits:

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104
The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2025, filed with the Securities and Exchange Commission on November 6, 2025, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: November 6, 2025	/s/ James Zizelman
James Zizelman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2025	/s/ Matthew R. Horvath
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)