Form 10-K
period 2025-12-31
STONERIDGE INC
filed 2026-03-16
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
As of June 30, 2025, the aggregate market value of the registrant’s Common Shares held by non-affiliates of the registrant was approximately $192.6 million. The closing price of the Common Shares on June 30, 2025 as reported on the New York Stock Exchange was $7.04 per share. As of June 30, 2025, the number of Common Shares outstanding was 28,002,068.
The number of Common Shares outstanding as of March 1, 2026 was 28,016,931.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2026, into Part III, Items 10, 11, 12, 13 and 14.

i

Forward-Looking Statements
Portions of this report on Form 10-K contain “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report and may include statements regarding the intent, belief or current expectations of the Company, with respect to, among other things, our (i) future product and facility expansion, (ii) strategic focus following the sale of the Control Devices segment, (iii) acquisition strategy, (iv) investments and new product development, (v) growth opportunities related to awarded business, and (vi) operational expectations. Forward-looking statements may be identified by the words “will,” “may,” “should,” “could,” “would,” “designed to,” “believes,” “plans,” “projects,” “intends,” “expects,” “estimates,” “anticipates,” “continue,” and similar words and expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by these statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other factors:
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
•as a result of the sale of the Company's Control Devices business in January 2026, the Company will operate as a two-segment business; the 2025 financial statements are not representative of the Company's future operating profile; and
•the items described in Part I, Item 1A (“Risk Factors”).
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
Our custom-engineered products and systems are used to activate equipment and accessories, monitor and display vehicle performance and control, distribute electrical power and signals and provide vehicle safety, security and convenience. Our product offerings consist of actuators, sensors, switches and connectors, advanced driver information products, vision systems, connectivity and compliance solutions, control modules, vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories, telematics solutions and multimedia devices. We supply the majority of our products, predominantly on a sole-source basis, to many of the world’s leading commercial vehicle, automotive and off-highway original equipment manufacturers (“OEMs”) and select non-vehicle OEMs, as well as certain automotive and commercial vehicle Tier 1 suppliers. Our customers are increasingly utilizing electronic technology to comply with more stringent regulations (particularly safety) and to meet end-user demand for improved vehicle performance and greater convenience. As a result of this trend, per-vehicle electronic content has been increasing. Our technology and our partnership-oriented approach to product design and development enables us to develop next-generation products and systems aligned with these trends. For example, we continue to invest in the development of advanced system capabilities that are complementary to our driver information solutions and vision systems such as integrated driver assistance technologies and an intelligent connected trailer system.
Beginning with the divestiture of our wiring business in 2014, we accelerated a shift in our product portfolio towards smart products, or those products that contain embedded electronics or logic. We deployed capital in 2017 to make strategic investments including the acquisition of Orlaco, our partner on the development of MirrorEye®, our camera monitor system, and the acquisition of an additional 26 percent of our Stoneridge Brazil business resulting in 100 percent ownership. In 2019, the Company's Control Devices segment sold its non-core switches and connectors business (the "Non-core Products") and in 2020 announced the strategic exit of our PM sensor business to further align with our strategic plan. These activities have acted as a catalyst for the advancement of our smart product portfolio, increasing our smart content from just over 50% of our sales in 2014 to almost 82% of our sales in 2025. Our product portfolio shift focuses on the megatrends driving the transportation and off-highway industries.
In January 2026, the Company completed the strategic review of its Control Devices business and announced the sale of the Control Devices segment. The strategic review of the Control Devices business did not meet the criteria for classifying the Control Devices segment as held for sale as of December 31, 2025. As such, the consolidated financial statements include the Control Devices segment in continuing operations for all periods presented. As a result of this sale, we will now focus our resources on the highest growth, highest return opportunities and reduce overall organizational complexity leading to a clear, focused strategy for the Company.
We have positioned our business for continued long-term success. Our Electronics segment is expected to drive strong revenue growth through strong demand for our existing products including our MirrorEye camera monitor system in the European and North American commercial vehicle markets. Our Stoneridge Brazil segment continues to integrate into our global strategy as we leverage our global engineering and manufacturing footprint and prepare for continued expansion of our local OEM presence. Overall, we will continue to focus our resources on the areas of largest opportunity for the Company to drive long-term value creation for our shareholders.
Segments and Products
As of December 31, 2025, we conducted our business in three reportable business segments, which are the same as our operating segments: Control Devices, Electronics and Stoneridge Brazil. In January 2026, we sold the Control Devices segment. As a result, we now operate our business in two reportable business segments.
Control Devices. Our Control Devices segment, which was sold in January 2026, designs and manufactures products that monitor, measure or activate specific functions within a vehicle. This segment includes product lines such as actuators, sensors, switches and connectors. Actuator products enable OEMs to deploy power functions in a vehicle and can be designed to integrate switching and control functions including our park lock and front-axle disconnect products. Sensor products are employed in major vehicle systems such as the emissions, safety, powertrain, braking, climate control, steering and suspension systems and are now being applied to electric vehicle thermal management systems. Switches and connectors transmit signals that activate specific functions. Our switch and connector technology is principally used in two capacities, user-activated and hidden. User-activated switches are used by a vehicle’s operator or passengers to manually activate in-vehicle accessories. Hidden switches are not typically visible to vehicle operators or passengers and are engaged to activate or deactivate selected functions as part of normal vehicle operations. We sell these products principally to the automotive market. To a lesser extent, we also sell these products to the commercial vehicle and agricultural markets.
Electronics. Our Electronics segment designs and manufactures advanced driver information solutions, vision systems, connectivity and compliance solutions and control modules. Vision systems, including our MirrorEye product, provide enhanced vehicle visibility and safety to drivers. These benefits include elimination of blind spots, expanded field of view and improved nighttime visibility. Advanced driver information solutions and connectivity and compliance products collect, store and display vehicle information such as speed, pressure, maintenance data, trip information, operator performance, temperature, distance traveled, and driver messages related to vehicle performance. These products are sold principally to the commercial vehicle and off-highway markets through both the OEM and aftermarket channels.
Stoneridge Brazil. Our Stoneridge Brazil segment primarily serves the South American market and designs and manufactures vehicle tracking devices and monitoring services, driver information systems, vehicle security alarms and convenience accessories, telematics solutions and multimedia devices primarily for the automotive and commercial vehicle markets. This segment includes product lines such as vehicle monitoring and tracking devices, driver information systems, security alarms, convenience applications such as parking sensors and rearview cameras, telematics solutions used for fleet management, infotainment and multimedia devices. These products improve the performance, safety and convenience features of our customers’ vehicles. Stoneridge Brazil sells its products through the aftermarket distribution channel, direct to OEMs and to factory authorized dealer installers, also referred to as original equipment services. In addition, monitoring services and tracking devices are sold directly to corporate and individual customers.
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
The following table sets forth for the periods indicated, the percentage of net sales derived from our principal end markets:

Principal End Markets	2025	2024	2023
Commercial vehicle	51%	54%	51%
Automotive	29%	28%	31%
Off-highway and other	13%	13%	12%
Aftermarket distributors and monitoring services	7%	5%	6%
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
Industry Cyclicality and Seasonality
The markets for products in each of our reportable segments have been cyclical. Because these products are used principally in the production of vehicles for the commercial, automotive, off-highway and agricultural vehicle markets, revenues and therefore results of operations, are significantly dependent on the general state of the economy and other factors, like the impact of environmental regulations on our customers and end market consumers, which affect these markets. A significant decline in commercial, automotive, off-highway and agricultural vehicle production of our principal customers could adversely affect the Company. Our Electronics segment is moderately seasonal, impacted by mid-year and year-end shutdowns and the ramp-up of new model production at key customers. In addition, the demand for our Stoneridge Brazil segment consumer products is typically higher in the second half of the year.

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
Product Development
Our research and development efforts for our reportable segments are largely product design and development oriented and consist primarily of applying known technologies to customer requests or developing new, innovative technologies aligned with industry megatrends or customer requests. A large portion of our development expenses are related to customer-sponsored programs where we are involved in designing custom-engineered solutions for specific applications or for next generation technology. To further our vehicle platform penetration, we have also developed collaborative relationships with the design and engineering departments of key customers. These collaborative efforts have resulted in the development of new and complementary products and the enhancement of existing products.
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
Human Capital Management
As of December 31, 2025, the Company employed approximately 4,200 full time and temporary employees in 14 countries, with about 86% located outside of the United States. Although we have no collective bargaining agreements covering U.S. employees, a significant number of employees located in Brazil, China, Estonia, Mexico, Netherlands, Sweden and the United Kingdom either (i) are represented by a union and are covered by a collective bargaining agreement, or (ii) are covered by a works council or other employment arrangements required by law. We work to ensure positive relations with our employees.
We strive to create a work environment that enhances employee engagement, fosters productivity, and is aligned with our values of Integrity, Accountability, Teamwork, Adaptability, Customer Orientation, and Social Responsibility. We know that our success is dependent on our employees’ engagement, performance, skills, and development. To that end, we have established talent management programs, which include but are not limited to the following:
•Periodic global employee engagement surveys and subsequent action planning
•Regular talent reviews for employee development and succession planning
•Feedback and coaching to ensure performance is aligned with our goals and strategic direction
•Delivery of Code of Conduct and global policy training
•New employee orientation with globally consistent and locally flexible messaging
•Frequent global and local “town hall” meetings and other communications
•Employee wellness programs
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
Our Human Resources function is an active and visible partner to the business at all levels. Our Chief Human Resources Officer reports directly to the Chief Executive Officer and interacts frequently with the Company’s Board of Directors. Our Human Capital focus will continue to be on employee health and safety, employee engagement, employee and leadership development, and effective employee communications.

Information About Our Executive Officers
Each executive officer of the Company serves the Board of Directors at its pleasure. The Board of Directors appoints corporate officers annually. The following table sets forth the names, ages, and positions of the executive officers of the Company, as of March 16, 2026:

Name	Age	Position
James Zizelman	65	President, Chief Executive Officer and Director
Matthew R. Horvath	40	Chief Financial Officer and Treasurer
Susan C. Benedict	59	Chief Human Resources Officer and Assistant General Counsel
Caetano R. Ferraiolo	58	President of the Stoneridge Brazil Division
Robert J. Hartman Jr.	59	Chief Accounting Officer
Natalia Noblet	48	President of the Electronics Division
James Zizelman, President, Chief Executive Officer and Director. Mr. Zizelman was appointed as President and Chief Executive Officer and elected as Director in January 2023. Previously he served as President of the Control Devices Division since April 2020. Prior to joining Stoneridge, Mr. Zizelman served as the Vice President of Engineering and Program Management for Aptiv from December 2017 to March 2019. Prior to that, Mr. Zizelman was employed at Delphi for more than 20 years, where he was last a Vice President of Engineering from 2016 to 2017. Effective April 1, 2026, Ms. Noblet will succeed Mr. Zizelman as President and Chief Executive Officer. Mr. Zizelman, who is retiring on May 20, 2026, will remain with the Company as a strategic advisor until his retirement.
Matthew R. Horvath, Chief Financial Officer and Treasurer. Mr. Horvath was appointed Chief Financial Officer and Treasurer in September 2021. He previously served as Stoneridge’s Executive Director of Corporate Strategy and Investor Relations from September 2020 to August 2021, and prior to that as Director of Investor Relations from November 2016 to August 2020. Prior to joining Stoneridge, Mr. Horvath spent six years at EY, formerly known as Ernst & Young, in the Transaction Advisory practice, primarily focused on business and asset valuation with a focus on the automotive and transportation industry from 2010 - 2016. Mr. Horvath has resigned from the Company effective March 31, 2026, to pursue an opportunity outside of the Company.
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
Caetano R. Ferraiolo, President of the Stoneridge Brazil Division. Mr. Ferraiolo was appointed to President of the Stoneridge Brazil Electronics Division in June 2017. Mr. Ferraiolo joined the Company in 2015 and previously served as the Chief Operating Officer of Stoneridge Brazil. From 2010 to 2015 he served as Vice President of Operations for Cannondale Sports Group in Brazil. Prior to that, Mr. Ferraiolo served as Director of European Commercial and Development, Autocam Corporation from 2005 to 2010.
Robert J. Hartman Jr., Chief Accounting Officer. Mr. Hartman was appointed as Chief Accounting Officer and to the role of principal accounting officer in July 2016. Prior to that, Mr. Hartman served as Corporate Controller of the Company since 2006 and prior to that as Stoneridge’s Director of Internal Audit from 2003.
Natalia Noblet, President of the Electronics Division. Ms. Noblet was appointed as President of the Electronics Division in September 2024. Before joining Stoneridge, Ms. Noblet served as senior vice president EMEA (Europe, Middle East, Africa) region within ZF's Commercial Vehicle Solutions division from 2022 until August 2024. From 2020 to 2022 Ms. Noblet held various positions at ZF. From 2017 to 2020 Ms. Noblet served as Chief Quality Officer at WABCO. In addition, Ms. Noblet spent nearly two decades at WABCO in increasingly senior roles across operations, sourcing, quality, project management, and continuous improvement. Ms. Noblet also led complex, multi-regional businesses with full profit and loss responsibility. Effective April 1, 2026, Ms. Noblet will succeed Mr. Zizelman as President and Chief Executive Officer.

Available Information
We make available, free of charge through our website (www.stoneridge.com), our Annual Reports on Form 10-K (“Annual Report”), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the U.S. Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed with the SEC. Our Corporate Governance Guidelines, Code of Conduct, Code of Ethics for Senior Financial Officers, Whistleblower Policy and Procedures and the charters of the Board of Directors' Audit, Compensation, Nominating and Corporate Governance and Compliance and Ethics Committees are posted on our website. Our Modern Slavery Act Statement, Cybersecurity Policy, Global Human Rights and Working Conditions Policy, Global Environmental Policy and Global Workplace Health and Safety Policy are posted on our website as well. Copies of these documents will be available to any shareholder upon request. Requests should be directed via email to investor_relations@stoneridge.com or in writing to Investor Relations at Stoneridge, Inc., 39675 MacKenzie Drive, Suite 400, Novi, Michigan 48377. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.
The information contained on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC.
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
In 2025, approximately 93% of our net sales were derived from commercial, automotive, off-highway and agricultural vehicle markets while approximately 7% were derived from aftermarket distributors and monitoring services markets. An economic downturn or other adverse industry conditions that result in a decline in commercial, automotive, off-highway or agricultural vehicle production, or a material decline in market share by our significant customers, could adversely affect our results of operations and financial condition.
The loss or insolvency of any of our principal customers would adversely affect our future results.
We are dependent on several principal customers for a significant percentage of our net sales. In 2025, our top five customers were Volvo, PACCAR, Traton, Daimler Truck and Ford, which comprised 18%, 15%, 11%, 7% and 6% of our net sales, respectively. In 2025, our top ten customers accounted for 69% of our net sales. The loss of any significant portion of our sales to these customers would have a material adverse effect on our results of operations and financial condition. In addition, we have significant receivable balances related to these customers and other major customers that would be at risk in the event of their insolvency.
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
As of December 31, 2025, there was $180.9 million in borrowings outstanding on our Fifth Amended and Restated Credit Agreement, as amended (the “Credit Facility”). In addition, we are permitted under our Credit Facility to incur additional debt, subject to specified limitations. Our leverage and the terms of our indebtedness may have important consequences including the following:
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
On March 6, 2026, the Company entered into Amendment No. 3 to the Fifth Amended and Restated Credit Agreement (“Amendment No. 3”). Amendment No. 3 amends and restates the Credit Facility in its entirety beginning December 31, 2025 and ending at the Credit Facility's amended termination date of July 1, 2027. Amendment No. 3 also provides for certain covenant relief and adjustments to terms and conditions as follows:
•expiration date of the Credit Facility is extended from November 2, 2026 to July 1, 2027;
•the current minimum interest coverage ratio of 2.50 will be reduced to 1.60 for the quarter ended March 31, 2026, 1.70 for the quarter ended June 30, 2026, 1.75 for the quarter ended September 30, 2026 and 2.50 for the quarter ended December 31, 2026 and thereafter;
•the maximum leverage ratio was increased to 3.75 for the quarter ended December 31, 2025, increases to 6.25 for the quarter ended March 31, 2026, 6.75 for the quarter ended June 30, 2026, 6.00 for the quarter ended September 30, 2026 and 4.00 for the quarter ended December 31, 2026 and thereafter;
•on December 31, 2026, the current borrowing capacity of $175.0 million will be reduced to the lesser of $157.5 million or the then current Credit Facility commitment;
•modifications to Consolidated EBITDA (as defined); and
•modifications and additions to affirmative covenants.
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
Our supply agreements with our customers typically require us to provide our products at predetermined prices. In some cases, these prices decline over the course of the contract and may require us to meet certain productivity and cost reduction targets. In addition, our customers may require us to share productivity savings in excess of our cost reduction targets. The costs that we incur in fulfilling these contracts may vary substantially from our initial estimates. Unanticipated cost increases or the inability to meet certain cost reduction targets may occur as a result of several factors, including increases in the costs of labor, components or materials and operating inefficiencies. In some cases, we are permitted to pass on to our customers the cost increases associated with specific materials or incremental tariffs. However, cost overruns that we cannot pass on to our customers and the inability to achieve productivity and cost reduction targets could adversely affect our business, financial condition or results of operations.
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
Approximately 54% of our net sales in 2025 were derived from sales outside of North America. At December 31, 2025, significant concentrations of net assets outside of North America included $204.1 million in Europe, $36.1 million in Asia Pacific and $44.3 million in South America. Non-current assets outside of North America accounted for approximately 81% of our non-current assets as of December 31, 2025. International sales and operations are subject to significant risks, including, among others:
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
Military conflicts and geopolitical instability in the Middle East, including U.S. and Israeli military actions against Iran, could disrupt global markets and adversely affect our business.
Armed conflicts and heightened geopolitical tensions in the Middle East, including ongoing U.S. and Israeli military operations against Iran, pose risks to the global economy and to our business, even though we do not have direct operations in the region. A significant escalation of hostilities, including any disruption to the flow of oil through the Strait of Hormuz or other critical shipping lanes, could result in a rapid and sustained increase in global oil and energy prices, which would increase our transportation and logistics costs and the cost of petroleum-based production materials, including resins and certain molded plastic components, used across our manufacturing operations. Higher energy and fuel prices would also adversely affect our OEM customers and the end markets we serve. Elevated fuel costs have historically reduced demand for commercial vehicles and off-highway equipment, which are the principal markets for our products and accounted for approximately 95% of our net sales in 2025. A sustained increase in fuel prices could lead OEM customers to reduce production volumes, delay new vehicle platform launches, or seek additional pricing concessions from their supply base, any of which would have a material adverse effect on our revenues and profitability. In addition, an escalation of military action in the Middle East could disrupt global shipping routes, increase transit times and freight costs for components and raw materials sourced from Asia and Europe, and create broader supply chain bottlenecks similar to those experienced during prior periods of global disruption. Our business relies on electronic components sourced globally, including semiconductors, microprocessors, and memory devices, would be particularly vulnerable to such supply chain disruptions. Any macroeconomic deterioration resulting from an escalation in Middle Eastern hostilities could compound the existing challenges facing our business and could have a material adverse effect on our business, financial condition, results of operations, and liquidity.
Changes in U.S. administrative policy, including the imposition of or increases in tariffs, changes to existing trade agreements and any resulting changes in international trade relations, may have an adverse effect on our business.
Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as Mexico and China, could have a material adverse effect on our business and financial results. For example, in February 2026, the U.S. government imposed or threatened to impose new tariffs on imported products. The impact of these tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. Despite recent trade negotiations between the U.S. and the Mexican, Canadian, Chinese and Brazilian governments, given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., Mexico, Canada, China, Brazil or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. A trade war or other significant changes in trade regulations could have a material adverse effect on our business, financial condition and results of operations.
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
Failure to successfully identify, complete and/or integrate acquisitions could have a material adverse effect on us. A portion of our growth in sales and earnings has historically been generated from acquisitions and subsequent improvements in the performance of the businesses acquired. We expect to follow a strategy of selectively identifying and acquiring businesses with complementary products. We cannot assure you that any business acquired by us will be successfully integrated with our operations or prove to be profitable. We could incur substantial indebtedness in connection with our acquisition strategy, which could significantly increase our interest expense.
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
We rely on information technology systems to process, transmit and store electronic information and manage and operate our business. Despite the implementation of security measures, our IT networks and systems are at risk to damages from computer viruses, unauthorized access, cyber-attack and other similar disruptions. A breach in security could expose us and our customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operations disruptions, which in turn could adversely affect our reputation, competitive position, business or results of operations. While we have taken steps to protect the Company from cybersecurity risks and security breaches (including enhancing our firewall, workstation, email security and network monitoring with managed extended detection and response ("MXDR") and alerting capabilities, and training employees around phishing, malware and other cybersecurity risks), and we have policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. Although we rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from all potential compromises or breaches of security. We may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. The Company has taken actions to mitigate risks relating to our information technology systems and cybersecurity; however, significant compromises or breaches related to cybersecurity could have a material adverse effect on our business, financial condition or results of operations.
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
The Company has established a cybersecurity policy which requires mandatory adherence by all Company directors, officers, employees, interns, consultants, and contractors. The Company has also established cybersecurity and information security awareness training programs. Employees with access to the Company’s network receive periodic training on topics such as phishing, malware, and other cybersecurity risks. Training is administered and tracked through online learning modules.
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

Item 2. Properties.
At December 31, 2025, the Company owned or leased seven manufacturing facilities, which together contain approximately 0.9 million square feet of manufacturing space. Of these manufacturing facilities, two are used by our Control Devices reportable segment, four are used by our Electronics reportable segment and one is used by our Stoneridge Brazil reportable segment. The following table provides information regarding our facilities:

Location	Owned/ Leased	Use	Square Footage
Control Devices
Lexington, Ohio	Owned	Manufacturing/Engineering	219,612
Suzhou, China (A)	Leased	Manufacturing/Engineering/Sales Office	145,033
Lexington, Ohio	Leased	Warehouse	15,000

Electronics
Juarez, Mexico (B)	Owned	Manufacturing/Engineering	235,035
Tallinn, Estonia	Leased	Manufacturing/Engineering	85,911
Orebro, Sweden	Leased	Manufacturing/Engineering	77,472
Juarez, Mexico (B)	Leased	Warehouse/Division Office	64,873
Barneveld, Netherlands	Owned	Manufacturing/Engineering	62,700
El Paso, Texas (B)	Leased	Warehouse	57,000
Stockholm, Sweden	Leased	Engineering/Division Office	41,248
Bayonne, France	Leased	Sales Office/Warehouse	9,655
Novi, Michigan	Leased	Engineering	6,398
Dundee, Scotland	Leased	Sales Office/Engineering	4,683
Gothenburg, Sweden	Leased	Engineering	710

Stoneridge Brazil
Manaus, Brazil	Owned	Manufacturing	94,103
Campinas, Brazil	Owned	Engineering/Division Office	45,467
Buenos Aires, Argentina	Leased	Sales Office	4,532
Hortolândia, Brazil	Leased	Sales Office	3,229
Serra, Brazil	Leased	Sales Office	344

Corporate and Other
Novi, Michigan (A, B)	Leased	Headquarters/Division Office	37,713
Esslingen, Germany	Leased	Sales Office	1,722
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
Item 4. Mine Safety Disclosure.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SRI.” As of March 1, 2026, we had 28,016,931 Common Shares, without par value, outstanding that were owned by approximately 250 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts held by banks, brokers and other nominees.
There were no sales of unregistered securities by the Company or its affiliates during the fiscal year ended December 31, 2025.
The following table presents information with respect to repurchases of Common Shares made by us during the three months ended December 31, 2025. There were no Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards during the three months ended December 31, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/1/25-10/31/25	—	$—	N/A	N/A
11/1/25-11/30/25	—	$—	N/A	N/A
12/1/25-12/31/25	—	$—	N/A	N/A
Total	—
Other than the repurchase of Common Shares of 58,511 and 50,275, respectively, to satisfy employee tax withholdings associated with the delivery of Common Shares earned by employees pursuant to equity-based awards under the Company’s Long-Term Incentive Plan there were no other repurchases of Common Shares made by us during the years ended December 31, 2025 or 2024.
The Company did not have a Board approved share repurchase program in effect in either 2025 or 2024.
For information on “Related Stockholder Matters” required by Item 201(d) of Regulation S-K, refer to Item 12 of this report.

Performance Graph
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in our Common Shares with the cumulative total return of hypothetical investments in the Dow Jones U.S. Auto Parts (TR) Index and the NYSE Composite Index. The graph is based on the respective market price of each investment as of December 31, 2020, 2021, 2022, 2023, 2024 and 2025 assuming in each case an initial investment of $100 on December 31, 2020, and reinvestment of dividends.

	2020	2021	2022	2023	2024	2025
Stoneridge, Inc.	$100	$65	$71	$65	$21	$19
Dow Jones U.S. Auto Parts Total Return Index	$100	$121	$89	$89	$69	$80
NYSE Composite Index	$100	$121	$109	$124	$144	$170
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and related notes appearing in Item 8 of this Form 10-K “Financial Statements and Supplementary Data”. For discussion related to changes in financial condition and the results of operations for fiscal year 2024-related items, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for fiscal year 2024, which was filed with the Securities and Exchange Commission on March 3, 2025.
We are a global supplier of safe and efficient electronics systems and technologies. Our systems and products power vehicle intelligence, while enabling safety and security for global commercial, off-highway and agricultural vehicle markets.
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
Overview
During 2025, we were adversely affected by lower production volumes at our customers from lower demand in most of our served markets, which was partially offset by sales in our Electronics segment related to MirrorEye, including the ramp up of a previously launched European OEM program at the end of 2024 and two additional OEM program launches in North America that launched in 2025. Lower sales levels adversely affected gross margin contribution offset by direct material cost improvement and lower quality related costs relative to 2024. We incurred non-recurring expense for the recognition of a valuation allowance for U.S. federal deferred tax assets and the impairment of fixed assets in our Control Devices segment. We significantly increased cash provided by operating activities by reducing working capital levels, specifically lowering inventory through targeted actions and alignment with current production levels.
The Company had a net loss of $102.8 million, or $(3.70) per diluted share, for the year ended December 31, 2025.
Net loss in 2025 increased by $86.3 million, or $(3.10) per diluted share, from $16.5 million, or $(0.60) per diluted share, for the year ended December 31, 2024 primarily due to lower contribution from lower sales levels, the impairment of fixed assets in our Control Devices segment, SG&A costs related to the Control Devices strategic alternatives, higher business realignment costs, unfavorable foreign exchange fluctuations and the recognition of a valuation allowance for U.S. federal deferred tax assets.
In 2025, our net sales decreased by $47.0 million, or 5.2%, while our operating loss increased to $38.6 million.
Our Control Devices segment net sales decreased by 6.2% primarily because of decreases in our North American automotive market, including the impact of expected end of life production for certain programs as well as decreases in our China automotive market. Segment gross margin decreased due to lower contribution from lower sales and higher business realignment costs. Segment operating income decreased from lower contribution from lower sales levels and the impairment of fixed assets offset by lower D&D from lower wage and fringe spending.

Our Electronics segment net sales decreased by 7.0% primarily due to lower customer production volumes in our North American and European commercial vehicle markets partially mitigated by higher MirrorEye product sales, including the continued ramp-up of recently launched OEM programs in both Europe and North America, improved customer take rates and higher bus end market sales. We also experienced lower sales volumes in our North American off-highway vehicle market. Also offsetting these decreases were higher sales volumes in our European off-highway vehicle market. Segment gross margin as a percent of sales decreased due to lower sales and higher overhead spending, including higher tariffs and business realignment costs offset by direct material cost improvement and lower quality-related costs. Operating income for the segment decreased due to lower contribution from lower sales levels offset by lower D&D spending and lower SG&A from a non-recurring royalty liability adjustment.
Our Stoneridge Brazil segment net sales increased by 21.6% primarily as a result of higher sales of our OEM products partially offset by lower original equipment services sales and unfavorable foreign currency translation. Segment gross margin as a percent of sales decreased due to unfavorable sales mix impact of higher OEM product sales offset by higher contribution from higher sales levels. Operating income increased due to higher contribution from higher OEM product sales.
In 2025, SG&A expenses increased compared to 2024 primarily due to higher professional services for Control Devices strategic alternatives, business realignment costs, incentive compensation and wages which were partially offset by a non-recurring royalty liability adjustment.
D&D costs decreased in 2025 because of lower spending for wage and fringe and professional services offset by higher business realignments costs.
At December 31, 2025 and 2024, we had cash and cash equivalents of $66.3 million and $71.8 million, respectively. At December 31, 2025 and 2024, we had Credit Facility borrowings of $180.9 million and $201.6 million, respectively. The 2025 decrease in cash and cash equivalents was mostly caused by repayments of Credit Facility borrowings from the repatriation of cash and cash equivalents at foreign locations.
Outlook
Stoneridge's remaining portfolio, subsequent to the disposal of the Control Devices business, will be focused on technology solutions primarily for the global commercial vehicle and off-highway end markets. More specifically, Stoneridge will serve three primary product categories: Vision and Safety, Connectivity, and Vehicle Intelligence and Electronic Controls, each with their own significant growth opportunities. We expect continued expansion of our Vision and Safety systems, including MirrorEye® and adjacent products and advanced technologies, through maturity of our existing products and the introduction of new products to the market, including our connected trailer and surround-view capabilities. As we continue to invest in these capabilities, we have generated a robust technology roadmap that will both enhance and expand on our existing products and bring new products and technologies to the market. We expect this to drive growth that significantly outpaces our weighted average end markets resulting in shareholder value creation.
Global inflation rates have significantly fluctuated since 2021 as a result of pandemic related supply chain disruptions. Beginning in 2024, inflation rates began to moderate as supply chains normalized but remain elevated compared to historical levels. As a result, rising costs of materials, labor and other inputs used to manufacture and sell our products have impacted our financial performance. In order to minimize the impact of these incremental costs, we have taken several actions, including negotiating price increases and cost recoveries with our customers. Additionally, we continue to focus on improving manufacturing performance and optimizing our global cost structure to both reduce costs and improve operational efficiency. We expect these actions will benefit our future financial performance.
In February 2026, the U.S. government imposed or threatened to impose new tariffs on imported products in addition to those imposed during 2025, from countries including China and Mexico. Should these existing tariffs, or any other proposed tariffs, be implemented and sustained for an extended period of time, there could be a significant adverse effect on the Company. We have and would continue to implement mitigation actions to reduce the impact of tariffs including but not limited to passing any incremental costs to our customers.

Based on IHS Market production forecasts, in 2026 the European and North American commercial vehicle end market volumes are forecasted to increase 6.0% and 9.8%, respectively. Over the long-term, we expect our Electronics’ segment sales to continue to outperform forecasted changes in production volumes due to strong demand for our existing products including our OEM MirrorEye programs in North America and Europe as well as from launches of awarded business. In addition, over the long-term we expect revenue growth and margin contribution from our off-highway products. We continue to focus on margin improvement through material cost reduction and product quality initiatives. We continue to invest in the development of advanced system capabilities that are complementary to our driver information solutions and vision systems such as integrated driver assistance technologies and an intelligent connected trailer system.
In October 2025, the International Monetary Fund forecasted the Brazil gross domestic product to grow 1.6% in 2026. We expect our served market channels to remain relatively stable in 2026 based on current market and economic conditions; however our sales of in-region OEM products are expected to increase in the second half of 2026 due to the launch of an awarded infotainment product. Stoneridge Brazil will focus on continuing to grow our OEM capabilities in-region to better support our global customers. This focus will provide opportunities for future growth and provide a platform to continue to rotate our local portfolio to more closely align with our global business.
In 2026, we expect net D&D spend to increase driven by spend for quality improvement and the development of next generation products. We continue to evaluate and optimize our engineering footprint to enhance capabilities and capacity for the most efficient return on our engineering spend including utilizing our Stoneridge Brazil engineering and dedicated engineering partners in India to support Electronics segment projects.
While we expect continued challenges across our end markets in 2026, we continue to focus on operating performance and enterprise-wide cost reduction. We remain focused on improving cash generation and the reduction of debt through efficient operating performance, structural cost savings and targeted actions to reduce our inventory levels.
Our future effective tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles and our jurisdictional mix of earnings. We monitor these factors and the impact on our effective tax rate.
Other Matters
A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars and, therefore, movements in foreign currency exchange rates can also have a significant effect on our results of operations. The U.S. Dollar weakened against the Brazilian real, Chinese renminbi, euro, Mexican peso and Swedish krona in 2025 unfavorably impacting our reported results. In 2024, the U.S dollar strengthened against the Brazilian real, Chinese renminbi and Swedish krona and weakened against the euro and Mexican peso which had a net favorable impact to our reported results.
In December 2018, the Company entered into an agreement to make a $10.0 million investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten year life of the fund. The Company has contributed $9.3 million to the Autotech Fund II since December 2018.
We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto in order to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. As a consequence of these actions, we incur severance related costs which we refer to as business realignment charges. Business realignment costs of $6.4 million and $2.6 million were incurred during the years ended December 31, 2025 and 2024, respectively. Realignment expense for 2025 was related to operational efficiency initiatives at our Juarez facility, which we expect will result in cost savings for direct and indirect labor and a more efficient overall operating structure. Realignment expense for the year ended December 31, 2024 was primarily related to the optimization of our engineering footprint and executive separation costs. We may incur additional realignment costs in the future.
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

Year Ended December 31, 2025 Compared To Year Ended December 31, 2024
Consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Year ended December 31,	2025		2024		Dollar increase / (decrease)
Net sales	$861,263	100.0%	$908,295	100.0%	$(47,032)
Costs and expenses:
Cost of goods sold	690,109	80.1	719,042	79.2	(28,933)
Selling, general and administrative	125,605	14.6	117,460	12.9	8,145
Impairment of Control Devices assets	21,628	2.5	—	—	21,628
Design and development	62,527	7.3	72,174	7.9	(9,647)
Operating loss	(38,606)	(4.5)	(381)	—	(38,225)
Interest expense, net	13,578	1.6	14,447	1.6	(869)
Equity in (earnings) loss of investee	(340)	—	1,292	0.1	(1,632)
Other expense (income), net	3,608	0.4	(2,523)	(0.3)	6,131
Loss before income taxes	(55,452)	(6.4)	(13,597)	(1.5)	(41,855)
Provision for income taxes	47,383	5.5	2,927	0.3	44,456
Net loss	$(102,835)	(11.9)%	$(16,524)	(1.8)%	$(86,311)
Net Sales. Net sales for our reportable segments, excluding inter-segment sales are summarized in the following table (in thousands):

Year ended December 31,	2025		2024		Dollar increase (decrease)	Percent increase (decrease)
Control Devices	$274,500	31.9%	$292,606	32.2%	$(18,106)	(6.2)%
Electronics	526,405	61.1	566,040	62.2	(39,635)	(7.0)%
Stoneridge Brazil	60,358	7.0	49,649	5.5	10,709	21.6%
Total net sales	$861,263	100.0%	$908,295	100.0%	$(47,032)	(5.2)%

Our Control Devices segment net sales decreased $18.1 million because of decreases in our North American automotive market of $11.8 million including the impact of end-of-life production for an actuator product as well as decreases in our China automotive and off-highway markets of $3.3 million and $2.5 million, respectively.

Our Electronics segment net sales decreased $39.6 million because of production volume decreases at our customers which resulted in sales decreases in our North American and European commercial vehicle markets of $39.0 million and $22.2 million, respectively, partially mitigated by higher MirrorEye sales, including the ramp-up of a previously launched European OEM program and two additional OEM program launches in North America, and higher aftermarket sales for our next generation tachograph. We also experienced lower sales volumes in our North American off-highway vehicle market of $3.2 million. These decreases were partially offset by an increase in our European off-highway market of $4.6 million. Net sales in 2025 were favorably impacted by euro and Swedish krona foreign currency translation of $20.7 million compared to the prior year.

Our Stoneridge Brazil segment net sales increased $10.7 million because of higher OEM product sales of $13.1 million partially offset by lower original equipment services sales of $1.0 million and unfavorable foreign currency translation of $1.5 million.
Net sales by geographic location are summarized in the following table (in thousands):

Year ended December 31,	2025		2024		Dollar increase / (decrease)	Percent increase / (decrease)
North America	$392,298	45.5%	$447,142	49.2%	$(54,844)	(12.3)%
South America	60,358	7.0	49,649	5.5	10,709	21.6%
Europe and Other	408,607	47.4	411,504	45.2	(2,897)	(0.7)%
Total net sales	$861,263	100.0%	$908,295	100.0%	$(47,032)	(5.2)%

The decrease in our North American net sales was mostly attributable to production volume decreases at our customers which resulted in sales decreases in our commercial vehicle, automotive and off-highway markets of $37.5 million, $11.8 million and $5.6 million, respectively. The decrease in our North American automotive market volumes were also adversely impacted by end-of-life production of an actuator product.
The increase in net sales in South America was because of higher OEM product sales of $13.1 million partially offset by lower original equipment services sales of $1.0 million and unfavorable foreign currency translation of $1.5 million.

The decrease in net sales in Europe and Other was primarily due to decreases in our European commercial vehicle and China automotive markets of $22.2 million and $3.3 million, respectively, offset by increases in production volumes at our customers, which resulted in sales increases in our European off-highway and China commercial vehicle markets of $4.6 million and $0.9 million, respectively. Net sales were also favorably impacted by foreign currency translation of $20.7 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold decreased compared to 2024 and our gross margin decreased to 19.9% in 2025 compared to 20.8% in 2024. Our material cost as a percentage of net sales decreased by 0.8% to 56.8% in 2025 compared to 57.6% in 2024. The decrease in material cost percentage was due to lower material costs from favorable foreign exchange and purchase related variances. Overhead as a percentage of net sales was 18.5% and 17.0% for 2025 and 2024, respectively. The increase in overhead as a percentage of sales was attributable to unfavorable fixed cost leverage from lower sales levels, higher tariffs, which were partially reimbursed by customers and recognized in net sales, and higher business realignment costs of $1.8 million.

Our Control Devices segment gross margin decreased primarily because of lower contribution from lower sales and higher business realignment costs of $0.2 million.

Our Electronics segment gross margin decreased because of lower contribution from lower sales and higher overhead spending, including higher tariffs and higher business realignment costs of $1.6 million. These increases were partially offset by reduced material costs and reduced quality related costs.

Our Stoneridge Brazil segment gross margin as a percent of sales decreased due to the unfavorable sales mix impact of higher OEM product sales offset by higher contribution from higher sales levels.

Selling, General and Administrative. SG&A expenses increased by $8.1 million compared to 2024 because of higher professional services for Control Devices strategic alternatives, business realignment costs, incentive compensation and wages which were partially offset by a non-recurring royalty liability adjustment.

Design and Development. D&D costs decreased by $9.6 million from lower spending in our Control Devices and Electronics segments. Our Control Devices segment decrease was due to lower wage and fringe spending while the decrease in our Electronics segment was caused by lower spending on wages, fringe and professional services offset by higher business realignment costs.
Operating Loss. Operating (loss) income is summarized in the following table by reportable segment (in thousands):

Year ended December 31,	2025	2024	Dollar increase /(decrease)	Percent increase / (decrease)
Control Devices	$(17,927)	$6,178	$(24,105)	(390.2)%
Electronics	14,315	25,561	(11,246)	(44.0)%
Stoneridge Brazil	5,578	982	4,596	468.0%
Unallocated corporate	(40,572)	(33,102)	(7,470)	(22.6)%
Operating loss	$(38,606)	$(381)	$(38,225)	(10032.8)%

Our Control Devices segment operating income decreased because of lower contribution from lower sales levels, the impairment of fixed assets, higher business realignment costs of $0.5 million and a non-recurring commercial settlement gain recognized in 2024 offset by lower D&D spending.

Our Electronics segment operating income decreased primarily because of lower contribution from lower sales levels and higher tariffs and higher business realignment costs of $1.4 million offset by lower D&D spending and lower SG&A from a non-recurring royalty liability adjustment.

Our Stoneridge Brazil segment operating income increased due to higher contribution from higher Stoneridge Brazil OEM product sales.

Our unallocated corporate operating loss increased due to higher SG&A from higher professional services for Control Devices strategic alternatives and higher business realignment costs of $1.9 million.

Operating (loss) income by geographic location is summarized in the following table (in thousands):

Year ended December 31,	2025	2024	Dollar increase / (decrease)	Percent increase / (decrease)
North America	$(73,493)	$(28,431)	$(45,062)	(158.5)%
South America	5,578	982	4,596	468.0%
Europe and Other	29,309	27,068	2,241	8.3%
Operating loss	$(38,606)	$(381)	$(38,225)	(10032.8)%

Our North American operating loss increased due to lower contribution from lower sales levels and higher business realignment costs and higher SG&A spending for Control Devices offsetting lower D&D spending. Operating income in South America increased due to higher Stoneridge Brazil OEM product sales levels. Our operating results in Europe and Other increased because of higher contribution from higher sales levels and lower material costs including favorable foreign exchange related variances offset by higher D&D spending as a result of lower customer reimbursements.
Interest Expense, net. Interest expense, net decreased by $0.9 million compared to 2024. The decrease was the result of lower outstanding Credit Facility borrowings and Credit Facility interest rates.
Equity in (Earnings) Loss of Investee. Equity (earnings) loss for Autotech Fund II was $(0.3) million and $1.3 million for the years ended December 31, 2025 and 2024, respectively.
Other Expense (Income), net. We record certain foreign currency transaction losses (gains) as a component of other expense (income), net on the consolidated statement of operations. Other expense, net of $3.6 million, increased by $6.1 million in 2025 compared to other income, net of $2.5 million for 2024 due to the impact of unfavorable foreign currency movements in our Electronics and Control Devices segments from weakening of the U.S. dollar especially against the euro and Swedish krona.
Provision for Income Taxes. In 2025, the provision for income tax expense was $47.4 million, resulting in an effective tax rate of (85.4)%. In 2024, the provision for income tax expense was $2.9 million, resulting in an effective tax rate of (21.5)%. In 2025 and 2024, the provision for income taxes was impacted by jurisdictional earnings mix, U.S. taxes on foreign earnings, various tax credits and incentives and tax losses for which no benefit is recognized due to valuation allowances.
The Organization for Economic Cooperation and Development ("OECD") implemented a 15% global corporate minimum tax to ensure that large multinational enterprises pay a minimum level of tax in the countries they operate. A number of countries have passed legislation enacting the OECD Pillar Two model rules as issued, in a modified form or not at all which is effective in 2024. The OECD Pillar Two framework could have a material impact on our effective tax rate and cash tax payments depending on which countries enact the legislation and in what manner.
On January 5, 2026, the OECD issued new guidance introducing the “side‑by‑side” system as part of the Pillar Two Global Minimum Tax framework. This approach is designed to align the Pillar Two rules with jurisdictions that already maintain their own minimum tax regimes. Under the OECD’s guidance, the United States is treated as a qualifying jurisdiction, enabling U.S.-parented multinational enterprises (“MNEs”) to opt out of the global Pillar Two income inclusion rule and undertaxed profits rule beginning January 1, 2026.
The adoption of the side‑by‑side system provides greater clarity and reduces uncertainty regarding the Pillar Two Global Minimum Tax implications for U.S.-parented MNEs. Although many countries have yet to enact Pillar Two legislation, the Company does not expect these developments to have a material impact on its consolidated financial statements.
In July 2025, the 2025 Budget Reconciliation Act or H.R. 1 (the "Act") was signed into law. The Act includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions effective in 2026 and subsequent years. The Act did not have a significant impact on the Company's 2025 consolidated financial statements. Further, the Act is not expected to have a significant impact on the Company's 2026 consolidated financial statements, based on the guidance issued to date.

Liquidity and Capital Resources
Summary of Cash Flows for the years ended December 31, 2025 and 2024 (in thousands):

Year ended December 31,	2025	2024	Dollar increase / (decrease)
Net cash provided by (used for):
Operating activities	$34,022	$47,748	$(13,726)
Investing activities	(21,823)	(24,468)	2,645
Financing activities	(25,302)	11,121	(36,423)
Effect of exchange rate changes on cash and cash equivalents	7,523	(3,410)	10,933
Net change in cash and cash equivalents	$(5,580)	$30,991	$(36,571)

Cash provided by operating activities decreased compared to 2024 because of a higher net loss which was partially offset by cash provided from lower working capital levels primarily inventory and accounts payable. Cash used by receivables was unfavorable compared to 2024, however collection terms have remained consistent.

Net cash used for investing activities decreased compared to the prior year due to lower capitalized software development costs and capital expenditures.

Net cash used for financing activities increased compared to the prior year primarily due to an increase in Credit Facility repayments from the repatriation of cash held at foreign locations, net of borrowings.
Summary of Future Cash Flows
The following table summarizes our future cash outflows resulting from financial contracts and commitments, as of December 31, 2025 (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Credit Facility	$180,942	$—	$180,942	$—	$—
Debt	—	—	—	—	—
Interest payments(A)	19,275	12,850	6,425	—	—
Operating leases	15,088	4,532	6,716	3,491	349
Total contractual obligations(B)	$215,305	$17,382	$194,083	$3,491	$349
(A)Includes estimated payments under the Company’s Credit Facility using the most current interest rate and principal balance information available at December 31, 2025, extended through the end of the term.
(B)In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech, a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten year life of the fund. The Company has contributed $9.3 million to the Autotech Fund II since December 2018.
Management will continue to focus on efficiently managing its weighted-average cost of capital and believes that cash flows from operations and the availability of funds from our Credit Facility provide sufficient liquidity to meet our future growth and operating needs.
As outlined in Note 5 to our consolidated financial statements, as of December 31, 2025, the Credit Facility permitted borrowing up to a maximum level of $225.0 million. On January 30, 2026, the Credit Facility borrowing capacity was reduced to a maximum level of $175.0 million as a result of the sale of the Control Devices business. Effective March 6, 2026, Amendment No. 3 extended the maturity of the Credit Facility through July 1, 2027. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants that place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $180.9 million at December 31, 2025.
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
▪if the Control Devices business sale is consummated, the minimum interest coverage ratio will increase to 3.5 as of the last day of the first full quarter ending after the sale and thereafter; and
•the maximum leverage ratio of 4.5 for the quarter ended September 30, 2025 and 3.5 for the quarter ended December 31, 2025 and thereafter remains unchanged.

On January 30, 2026, as a result of the sale of the Control Devices business, the Credit Facility borrowing capacity was reduced from $225.0 million to $175.0 million.
On March 6, 2026, the Company entered into Amendment No. 3 to the Fifth Amended and Restated Credit Agreement (“Amendment No. 3”). Amendment No. 3 amends and restates the Credit Facility in its entirety beginning December 31, 2025 and ending at the Credit Facility's amended termination date of July 1, 2027. Amendment No. 3 also provides for certain covenant relief and adjustments to terms and conditions as follows:
•expiration date of the Credit Facility is extended from November 2, 2026 to July 1, 2027;
•the current minimum interest coverage ratio of 2.50 will be reduced to 1.60 for the quarter ended March 31, 2026, 1.70 for the quarter ended June 30, 2026, 1.75 for the quarter ended September 30, 2026 and 2.50 for the quarter ended December 31, 2026 and thereafter;
•the maximum leverage ratio was increased to 3.75 for the quarter ended December 31, 2025, increases to 6.25 for the quarter ended March 31, 2026, 6.75 for the quarter ended June 30, 2026, 6.00 for the quarter ended September 30, 2026 and 4.00 for the quarter ended December 31, 2026 and thereafter;
•on December 31, 2026, the current borrowing capacity of $175.0 million will be reduced to the lesser of $157.5 million or the then current Credit Facility commitment;
•modifications to Consolidated EBITDA (as defined); and
•modifications and additions to affirmative covenants.
As a result of Amendment No. 3, the Company was in compliance with all covenants at December 31, 2025. The Company has not experienced a violation that would limit the Company’s ability to borrow under the Credit Facility, as amended, and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.

As of December 31, 2025, the outstanding Credit Facility borrowings were originally scheduled to mature on November 2, 2026. Because the contractual maturity was within twelve months of the balance sheet date, the obligation would typically be classified as a current liability. However, on March 6, 2026, prior to the issuance of these financial statements, the Company entered into Amendment No. 3 which extended the maturity date of the facility to July 1, 2027. In accordance with the guidance for the classification of short-term obligations expected to be refinanced, the Company has classified the $180,942 as long-term debt on the consolidated balance sheets as of December 31, 2025, as the Company demonstrated the intent and ability to refinance the obligation on a long-term basis.
The Company’s wholly-owned subsidiary located in Stockholm, Sweden, has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $2.2 million and $1.8 million, at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024 there were no borrowings outstanding on this overdraft credit line. During the year ended December 31, 2025, the subsidiary borrowed and repaid 196.2 million Swedish krona, or $21.3 million. The Stockholm subsidiary has pledged certain of its assets as collateral in order to obtain a guarantee of certain of the Stockholm subsidiary’s obligations to third parties.
The Company’s wholly-owned subsidiary located in Suzhou, China, has lines of credit that allow up to a maximum borrowing level of 50.0 million Chinese yuan, or $7.2 million at December 31, 2025, and 20.0 million Chinese yuan, or $2.7 million, at December 31, 2024. At December 31, 2025 and 2024 there were no borrowings outstanding on the Suzhou credit lines. In addition, the Suzhou subsidiary has a bank acceptance draft line of credit facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 30.0 million Chinese yuan, or $4.3 million at December 31, 2025. At December 31, 2025 there were no borrowings outstanding on the bank acceptance draft line of credit.
In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. As of December 31, 2025, the Company’s cumulative investment in the Autotech Fund II was $9.3 million. The Company contributed $0.4 million and $0.6 million, net to the Autotech Fund II during the years ended December 31, 2025 and 2024, respectively.
Our future results could also be adversely affected by unfavorable changes in foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain foreign currencies including the Argentinian peso, Brazilian real, Chinese renminbi, euro, Mexican peso, and Swedish krona. We have historically entered into foreign currency forward contracts to reduce our exposure related to certain foreign currency fluctuations. See Note 10 to the consolidated financial statements for additional details. Our future results could also be unfavorably affected by increased commodity prices as commodity fluctuations impact the cost of our raw material purchases.
At December 31, 2025, we had a cash and cash equivalents balance of approximately $66.3 million, of which 90.2% was held in foreign locations. The Company has approximately $94.1 million of undrawn commitments under the Credit Facility as of December 31, 2025, which results in total undrawn commitments and cash balances of more than $160.3 million.
Commitments and Contingencies
See Note 11 to the consolidated financial statements for disclosures of the Company’s commitments and contingencies.
Seasonality
Our Electronics segment is moderately seasonal, impacted by mid-year and year-end shutdowns and the ramp-up of new model production at key customers. In addition, the demand for our Stoneridge Brazil segment consumer products is generally higher in the second half of the year.
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
We performed our annual goodwill impairment analysis for our Electronics reporting unit at the beginning of the fourth quarter of 2025. Based on this analysis, we determined that the fair value of this reporting unit substantially exceeded its carrying value. We performed a sensitivity analysis for the significant assumptions used in the goodwill impairment testing analysis for the Electronics reporting unit. The sensitivities were calculated in isolation using the income approach and keeping all other assumptions constant. The cash flow sensitivities do not consider the offsetting impact of a lower discount rate assumption to reflect the reduced risk in estimated future cash flow growth used under the income approach or the related impacts on pricing multiples used under the market approach.
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
Income Taxes. Deferred income taxes are provided for temporary differences between the amount of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations. Our deferred tax assets include, among other items, net operating loss carryforwards and tax credits that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Our U.S. state and foreign net operating losses expire at various times or have indefinite expiration dates. Our U.S. federal general business credits, if unused, begin to expire in 2026, while the state and foreign tax credits expire at various times.
Accounting standards require that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This assessment requires significant judgment, and in making this evaluation, the Company has considered historical pre-tax income or loss and the four sources of income in determining the need for a valuation allowance when the realization of its deferred tax assets are not more likely than not. The four sources of income considered are 1.) taxable income in prior carryback years where carryback is allowable, 2.) future reversals of existing temporary differences, 3.) consideration of reasonable and prudent tax planning strategies, and 4.) forecasts of future taxable income, exclusive of reversing temporary differences and carryforwards. In the cases where a valuation allowance has been recorded, the evidence described above did not result in a conclusion that the deferred tax assets are more likely than not to be realizable. Current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Risk factors include U.S. and foreign economic conditions that affect the automotive and commercial vehicle markets in which the Company has significant operations.
As of December 31, 2025, we had a valuation allowance related to deferred tax assets of $44,324 in the United States and $15,630 in several international jurisdictions. If operating results improve or decline in a particular jurisdiction, our decision regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance, which could have a significant impact on income tax expense in the period recognized and subsequent periods.
The Company has recognized deferred taxes related to the expected foreign currency impact upon repatriation from foreign subsidiaries not considered indefinitely reinvested. Taxes of $5,869 related to China and Estonia have been accrued on undistributed earnings that are not indefinitely reinvested.
The Company has made an accounting policy election to reflect the impact of GILTI taxes, if any, as a current period tax expense when incurred.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures," which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, companies are required to disclose additional information about income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be adopted on a prospective basis; however, retrospective application is permitted. The adoption of this ASU resulted in incremental disclosures in the Company's financial statements.

Recently Issued Accounting Standards Not Yet Adopted as of December 31, 2025
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures," which requires companies to disclose certain costs and expenses within the notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact on our annual consolidated financial statement disclosures.
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
In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements," to better align hedge accounting with an entity's risk management activities and to address issues arising from reference rate reform. The update provides greater flexibility in designating hedging relationships and reduces the risk of hedge dedesignation due to minor changes in hedged items. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. We are currently evaluating the impact on our annual consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities," which provides explicit guidance on the accounting for government grants received by business entities. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2028, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. We are currently evaluating the impact on our annual consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which provides clarifications intended to improve the consistency and usability of interim disclosure requirements and the applicability to Topic 270. The amendments also provide additional guidance for reporting material events occurring after the most recent annual period. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. We are currently evaluating the impact on our annual consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-12, "Codification Improvements," which addresses changes to the Codification that clarify, correct and improve the Codification making it easier to understand and apply. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. We are currently evaluating the impact on our annual consolidated financial statements and disclosures.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rates
We are exposed to interest rate risk primarily from the effects of changes in interest rates. At December 31, 2025, 100.0% of our outstanding debt was floating-rate. We estimate that a 1.0% change in the interest costs of our floating-rate debt outstanding as of December 31, 2025 would change interest expense on an annual basis by approximately $1.8 million.

Currency Exchange Rates
In addition to the United States, we have significant operations in Europe, South America, Mexico and China. As a result we are subject to translation risk because of the transactions of our foreign operations are in local currency (particularly the Argentinian peso, Brazilian real, Chinese renminbi, euro, Mexican peso and Swedish krona) and must be translated into U.S. dollars. As currency exchange rates fluctuate, the translation of our consolidated statements of operations into U.S. dollars affects the comparability of revenues, expenses, operating income, net income and earnings per share between years.
We have previously used derivative financial instruments, including foreign currency forward contracts, to mitigate our exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory material purchases and other foreign currency exposures.
As discussed in detail in Note 10 to our consolidated financial statements, we entered into foreign currency forward contracts the purpose of which is to reduce exposure related to the Company’s Mexican peso-denominated purchases.
We estimate that a 10.0% unidirectional change in currency exchange rates relative to the U.S dollar would have changed our income before income taxes for the year ended December 31, 2025 by approximately $3.5 million.
Commodity Price Risk
The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As such, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of copper, steel, zinc, resins and certain other commodities through a combination of fixed price agreements, staggered short-term contract maturities and commercial negotiations with our suppliers and customers. In the future, if we believe that the terms of a fixed price agreement become beneficial to us, we will enter into another such instrument. We may also consider pursuing alternative commodities or alternative suppliers to mitigate this risk over a period of time.

Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stoneridge, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stoneridge, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2026 expressed an unqualified opinion thereon.
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

Product warranty and recall reserves

Description of the Matter
The Company's reserves for product warranty and recall totaled $26.5 million at December 31, 2025. As described in Note 2 to the consolidated financial statements, the Company's reserve for product warranty and recall is based on several factors, including the historical trends of units sold and claim payment amounts, combined with the Company’s current understanding of existing warranty and recall claims. The warranty liability requires a forecast of the resolution of existing claims as well as expected future claims on products previously sold.

Auditing the Company’s reserve for certain product warranty and recall is complex due to the measurement uncertainty associated with the estimate, management’s judgment in determining the cost and volume estimates used in the computation, as well as volume and costing assumptions in determining the expected future claims on products previously sold.

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
Detroit, MI
March 16, 2026

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, (in thousands)	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$66,252	$71,832
Accounts receivable, less reserves of $383 and $1,060, respectively	131,430	137,766
Inventories, net	132,673	151,337
Prepaid expenses and other current assets	31,514	26,579
Total current assets	361,869	387,514
Long-term assets:
Property, plant and equipment, net	78,922	97,667
Intangible assets, net	37,973	39,677
Goodwill	37,590	33,085
Operating lease right-of-use asset	12,513	10,050
Investments and other long-term assets, net	22,321	53,563
Total long-term assets	189,319	234,042
Total assets	$551,188	$621,556

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,235	$83,478
Accrued expenses and other current liabilities	75,321	66,494
Total current liabilities	157,556	149,972
Long-term liabilities:
Revolving credit facility	180,942	201,577
Deferred income taxes	9,972	5,321
Operating lease long-term liability	9,014	6,484
Other long-term liabilities	13,925	12,942
Total long-term liabilities	213,853	226,324
Shareholders' equity:
Preferred Shares, without par value, 5,000 shares authorized, none issued	—	—
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 28,018 and 27,695 shares outstanding at December 31, 2025 and December 31, 2024, respectively, with no stated value	—	—
Additional paid-in capital	219,186	225,712
Common Shares held in treasury, 948 and 1,271 shares at December 31, 2025 and December 31, 2024, respectively, at cost	(27,457)	(38,424)
Retained earnings	77,150	179,985
Accumulated other comprehensive loss	(89,100)	(122,013)
Total shareholders' equity	179,779	245,260
Total liabilities and shareholders' equity	$551,188	$621,556
The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31, (in thousands, except per share data)	2025	2024	2023

Net sales	$861,263	$908,295	$975,818
Costs and expenses:
Cost of goods sold	690,109	719,042	774,512
Selling, general and administrative	125,605	117,460	117,395
Impairment of Control Devices assets	21,628	—	—
Design and development	62,527	72,174	71,075
Operating (loss) income	(38,606)	(381)	12,836
Interest expense, net	13,578	14,447	13,000
Equity in (earnings) loss of investee	(340)	1,292	522
Other expense (income), net	3,608	(2,523)	1,236
Loss before income taxes	(55,452)	(13,597)	(1,922)
Provision for income taxes	47,383	2,927	3,261
Net loss	$(102,835)	$(16,524)	$(5,183)

Loss per share:
Basic	$(3.70)	$(0.60)	$(0.19)
Diluted	$(3.70)	$(0.60)	$(0.19)

Weighted-average shares outstanding:
Basic	27,797	27,596	27,443
Diluted	27,797	27,596	27,443
The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Year ended December 31, (in thousands)	2025	2024	2023

Net loss	$(102,835)	$(16,524)	$(5,183)

Other comprehensive income (loss), net of tax:
Foreign currency translation	30,995	(25,839)	9,118
Unrealized gain (loss) on derivatives (1)	1,918	(3,386)	1,236
Other comprehensive income (loss), net of tax	32,913	(29,225)	10,354

Comprehensive (loss) income	$(69,922)	$(45,749)	$5,171
_____________________________
(1)Net of tax expense (benefit) of $511, $(901) and $328 for the years ended December 31, 2025, 2024 and 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31, (in thousands)	2025	2024	2023

OPERATING ACTIVITIES:
Net loss	$(102,835)	$(16,524)	$(5,183)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	23,731	26,140	26,749
Amortization, including accretion and write-off of deferred financing costs	9,955	8,852	8,132
Deferred income taxes	37,079	(5,742)	(4,038)
Impairment of Control Devices assets	21,628	—	—
(Gain) loss of equity method investee	(340)	1,292	522
Loss (gain) on sale of fixed assets	146	257	(860)
Share-based compensation expense	4,801	4,094	3,322
Excess tax deficiency related to share-based compensation expense	475	248	230
Changes in operating assets and liabilities:
Accounts receivable, net	17,341	20,170	(5,854)
Inventories, net	30,765	26,904	(31,563)
Prepaid expenses and other assets	(7,489)	877	16,625
Accounts payable	(8,780)	(24,624)	1,090
Accrued expenses and other liabilities	7,545	5,804	(4,226)
Net cash provided by operating activities	34,022	47,748	4,946

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(21,850)	(24,303)	(38,498)
Proceeds from sale of fixed assets	399	385	1,869
Investment in venture capital fund, net	(372)	(550)	(350)
Net cash used for investing activities	(21,823)	(24,468)	(36,979)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	49,000	135,500	117,369
Revolving credit facility payments	(73,191)	(121,500)	(96,568)
Proceeds from issuance of debt	19,888	31,661	35,757
Repayments of debt	(19,882)	(33,745)	(35,102)
Other financing costs	(777)	—	(2,251)
Repurchase of Common Shares to satisfy employee tax withholding	(340)	(795)	(1,720)
Net cash (used for) provided by financing activities	(25,302)	11,121	17,485

Effect of exchange rate changes on cash and cash equivalents	7,523	(3,410)	591
Net change in cash and cash equivalents	(5,580)	30,991	(13,957)
Cash and cash equivalents at beginning of period	71,832	40,841	54,798

Cash and cash equivalents at end of period	$66,252	$71,832	$40,841

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,166	$15,458	$13,007
Cash paid for income taxes, net	$10,337	$9,255	$10,302
The accompanying notes are an integral part of these consolidated financial statements.

STONERIDGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	Number of Common Shares outstanding	Number of treasury shares	Additional paid-in capital	Common Shares held in treasury	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
BALANCE , DECEMBER 31, 2022	27,341	1,625	$232,758	$(50,366)	$201,692	$(103,142)	$280,942
Net loss	—	—	—	—	(5,183)	—	(5,183)
Unrealized gain on derivatives, net	—	—	—	—	—	1,236	1,236
Currency translation adjustments	—	—	—	—	—	9,118	9,118
Issuance of Common Shares, net of repurchases	208	(208)	—	7,022	—	—	7,022
Share-based compensation, net	—	—	(5,418)	—	—	—	(5,418)
BALANCE DECEMBER 31, 2023	27,549	1,417	$227,340	$(43,344)	$196,509	$(92,788)	$287,717

Net loss	—	—	$—	$—	$(16,524)	$—	$(16,524)
Unrealized loss on derivatives, net	—	—	—	—	—	(3,386)	(3,386)
Currency translation adjustments	—	—	—	—	—	(25,839)	(25,839)
Issuance of Common Shares, net of repurchases	146	(146)	—	4,920	—	—	4,920
Share-based compensation, net	—	—	(1,628)	—	—	—	(1,628)
BALANCE DECEMBER 31, 2024	27,695	1,271	$225,712	$(38,424)	$179,985	$(122,013)	$245,260

Net loss	—	—	$—	$—	$(102,835)	$—	$(102,835)
Unrealized gain on derivatives, net	—	—	—	—	—	1,918	1,918
Currency translation adjustments	—	—	—	—	—	30,995	30,995
Issuance of Common Shares, net of repurchases	323	(323)	—	10,967	—	—	10,967
Share-based compensation, net	—	—	(6,526)	—	—	—	(6,526)
BALANCE DECEMBER 31, 2025	28,018	948	$219,186	$(27,457)	$77,150	$(89,100)	$179,779
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
Accounts Receivable and Concentration of Credit Risk
Revenues are principally generated from the commercial, automotive, off-highway and agricultural vehicle markets. The Company’s largest customers are Volvo and PACCAR, primarily related to the Electronics reportable segment and accounted for the following percentages of consolidated net sales:

	2025	2024	2023
Volvo	18%	16%	16%
PACCAR	15%	13%	10%
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

December 31	2025	2024
Raw materials	$92,668	$108,283
Work-in-progress	6,849	7,627
Finished goods	33,156	35,427
Total inventories, net	$132,673	$151,337
Inventory valued using the FIFO method was $118,099 and $138,420 at December 31, 2025 and 2024, respectively. Inventory valued using the average cost method was $14,574 and $12,917 at December 31, 2025 and 2024, respectively.
Long Term Supply Commitment
In 2022, the Company entered into a long-term supply agreement, as amended, with a supplier for the purchase of certain electronic semiconductor components through December 31, 2030. Pursuant to the agreement, the Company paid capacity deposits of $1,000 each in December 2022 and June 2023. The capacity deposits are recognized in prepaid and other current assets on our consolidated balance sheet and amortized ratably based on purchases over the life of the purchase commitment. This long-term supply agreement requires the Company to purchase minimum annual volumes while requiring the supplier to sell these components at a fixed price. The Company purchased $3,790, $3,053 and $6,028 of these components during the years ended December 31, 2025, 2024 and 2023, respectively. The Company is required to purchase $3,876, $7,489, $8,861, $5,975 and $2,170 of components in each of the years 2026 through 2030, respectively. We evaluate our long-term supply agreement on a continuous basis in the context of customer demand and overall market dynamics. Part of that evaluation process has resulted in re-negotiating of minimum annual volumes in the past. Should customer demand and market dynamics require us to re-evaluate our long-term supply commitments, we intend to engage with the supplier to negotiate an amendment to the long-term supply agreement and amend the supply commitments to align with current market conditions.
Pre-production Costs Related to Long-term Supply Arrangements
Engineering, research and development and other design and development costs for products sold on long-term supply arrangements are expensed as incurred unless the Company has a contractual guarantee for reimbursement from the customer which are capitalized as pre-production costs. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company either has title to the assets or has the non-cancelable right to use the assets during the term of the supply arrangement are capitalized in property, plant and equipment and amortized to cost of sales over the shorter of the term of the arrangement or over the estimated useful lives of the assets, typically three to seven years. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company has a contractual guarantee to a lump sum reimbursement from the customer are capitalized either as a component of prepaid expenses and other current assets or an investment and other long-term assets, net within the consolidated balance sheets. Capitalized pre-production costs were $17,536 and $13,104 at December 31, 2025 and 2024, respectively, and were recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Property, Plant and Equipment
Property, plant and equipment are recorded at cost and consist of the following:

December 31	2025	2024
Land and land improvements	$3,423	$3,125
Buildings and improvements	36,524	29,895
Machinery and equipment	283,228	271,465
Office furniture and fixtures	12,318	9,272
Tooling	45,001	39,184
Information technology	42,062	37,512
Vehicles	1,007	741
Leasehold improvements	5,999	5,511
Construction in progress	11,222	19,773
Total property, plant, and equipment	440,784	416,478
Less: accumulated depreciation	(361,862)	(318,811)
Property, plant and equipment, net	$78,922	$97,667
Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $23,731, $26,140 and $26,697, respectively. Depreciable lives within each property classification are as follows:

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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
During 2025, the Company began evaluating strategic alternatives for the Control Devices segment, including a potential sale of the business. While the segment did not meet the "held for sale" criteria as of December 31, 2025, the Company determined that the shortened estimated holding period constituted a triggering event under ASC 360. As a result, the Company determined an impairment indicator existed and performed a recoverability test of the related long-lived assets. The Company identified the Control Devices segment as one asset group. As a result of the recoverability test performed, the Company determined that the undiscounted future cash flows expected to be generated by the segment over its revised remaining useful life were less than its carrying value. As such, an impairment loss of $21,628 was recorded based on the difference between the fair value and the carrying value of the assets. The Company weighted the income approach (discounted cash flow method) and the market approach (guideline public company method) to determine the fair value of the Control Devices segment. The fair value determined approximated the price paid to the Company of $59,000 on January 30, 2026. Refer to Note 14 of the consolidated financial statements for discussion of the Control Devices sale. During the year ended December 31, 2025, the impairment loss of $21,628 was recorded as a separate financial statement line item on the Company’s consolidated statement of operations as impairment of control devices assets. The inputs utilized in the analysis are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement."
Goodwill and Other Intangible Assets
Goodwill
The total purchase price associated with acquisitions is allocated to the acquisition date fair values of identifiable assets acquired and liabilities assumed with the excess purchase price assigned to goodwill.
Goodwill was $37,590 and $33,085 at December 31, 2025 and 2024, respectively, all of which relates to the Electronics segment. Goodwill is not amortized, but instead is tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired, by applying a fair value-based test. Goodwill is evaluated at the reporting unit level by comparing the fair value of the reporting unit with its carrying amount including goodwill. An impairment of goodwill exists if the carrying amount of the reporting unit exceeds its fair value. The impairment loss is the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill.
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
There was no impairment of goodwill for the years ended December 31, 2025, 2024 or 2023.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Goodwill and changes in the carrying amount of goodwill for the Electronics segment for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Balance at January 1	$33,085	$35,295
Currency translation	4,505	(2,210)
Balance at December 31	$37,590	$33,085
The Company’s cumulative goodwill impairment loss since inception was $300,083 at December 31, 2025 and 2024, which includes Stoneridge Brazil’s goodwill impairment in 2014 and goodwill impairment recorded by the Company’s Control Devices segment in 2008 and 2004.
Other Intangible Assets
Other intangible assets, net at December 31, 2025 and 2024 consisted of the following:

As of December 31, 2025	Acquisition cost	Accumulated amortization	Net
Customer lists	$46,009	$(32,795)	$13,214
Tradenames	16,300	(9,988)	6,312
Technology and patents	13,158	(11,622)	1,536
Capitalized software development	32,506	(15,595)	16,911
Total	$107,973	$(70,000)	$37,973

As of December 31, 2024	Acquisition cost	Accumulated amortization	Net
Customer lists	$40,669	$(26,303)	$14,366
Tradenames	14,444	(8,135)	6,309
Technology and patents	11,657	(9,934)	1,723
Capitalized software development	26,123	(8,844)	17,279
Total	$92,893	$(53,216)	$39,677
Other intangible assets, net at December 31, 2025 for customer lists, tradenames, technology and patents, and capitalized software development include $12,143, $3,100, $148 and $16,584, respectively, related to the Electronics segment. Customer lists, tradenames and technology of $1,071, $3,212 and $1,374, respectively, related to the Stoneridge Brazil segment at December 31, 2025. Patents and capitalized software development of $14 and $327, respectively, related to the Control Devices segment at December 31, 2025.
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
The Company recognized $8,758, $8,127 and $6,942 of amortization expense related to intangible assets in 2025, 2024 and 2023, respectively. Amortization expense is included as a component of cost of goods sold ("COGS"), SG&A and design and development ("D&D") on the consolidated statements of operations. Annual amortization expense for intangible assets is estimated to be approximately $9,100 for the year 2026 and approximately $6,100 for the years 2027 through 2030. The weighted-average remaining amortization period is approximately 5 years.
There were no intangible impairment charges for the years ended December 31, 2025, 2024 or 2023.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

As of December 31	2025	2024
Compensation related liabilities	$25,771	$21,171
Product warranty and recall obligations	14,792	16,848
Other (A)	34,758	28,475
Total accrued expenses and other current liabilities	$75,321	$66,494
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
Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction with the resulting adjustments included on the consolidated statements of operations within other (income) expense, net. These foreign currency transaction losses (gains), including the impact of hedging activities, were $3,500, $(2,414) and $1,226 for the years ended December 31, 2025, 2024 and 2023, respectively.

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
Product Warranty and Recall Reserves
Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims, forecasts of the resolution of existing claims, expected future claims on products sold and commercial discussions with our customers. The key factors in our estimate are the warranty period and the customer source. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the consolidated balance sheets. Product warranty and recall includes $11,697 and $10,675 of a long-term liability at December 31, 2025 and 2024, respectively, which is included as a component of other long-term liabilities on the consolidated balance sheets.
In 2023, the Company received a demand for arbitration from one of our customers seeking recovery of warranty claims related to alleged defects in PM sensor products sold prior to the Company's exit from that product line in 2019. The Company denies responsibility for these claims. Based on our review of the technical and legal merits, we believe these warranty claims lack substantive merit and are significantly overstated. An arbitration hearing was held in the first quarter of 2026 in which the claimant sought approximately $41,000 in direct warranty damages plus additional reputational damage; a resolution is expected by the end of the year. While the Company believes a material loss is not probable, given the inherent uncertainty of arbitration proceedings, it is reasonably possible that the outcome could result in a loss in an amount that the Company is currently unable to estimate.
The following provides a reconciliation of changes in the product warranty and recall reserve:

Year ended December 31,	2025	2024
Product warranty and recall at beginning of period	$27,523	$21,610
Accruals for warranties established during period	15,945	18,479
Aggregate changes in pre-existing liabilities due to claim developments	1,964	1,934
Settlements made during the period	(22,527)	(13,052)
Foreign currency translation	3,584	(1,448)
Product warranty and recall at end of period	$26,489	$27,523
Design and Development Costs
Expenses associated with the development of new products, and changes to existing products, other than capitalized software development costs, are charged to expense as incurred, and are included in the Company’s consolidated statements of operations as a separate component of costs and expenses. These product development costs amounted to $62,527, $72,174 and $71,075 for the years ended December 31, 2025, 2024 and 2023, respectively, or 7.3%, 7.9% and 7.3% of net sales for these respective periods.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Research and Development Activities
The Company enters into research and development contracts with certain customers, which generally provide for reimbursement of costs. The Company incurred and was reimbursed for contracted research and development costs of $14,092, $11,883 and $18,809 for the years ended December 31, 2025, 2024 and 2023, respectively.
Share-Based Compensation
At December 31, 2025, the Company had two share-based compensation plans: (1) 2016 Long-Term Incentive Plan for employees and (2) the 2025 Long-Term Incentive Plan for employees and non-employee directors. See Note 8 for additional details on share-based compensation plans.
Total compensation expense recognized as a component of SG&A expense on the consolidated statements of operations for share-based compensation arrangements was $4,801, $4,094 and $3,322 for the years ended December 31, 2025, 2024 and 2023, respectively. There was no share-based compensation expense capitalized in inventory during 2025, 2024 or 2023. Share-based compensation expense is calculated using estimated volatility and forfeitures based on historical data, future expectations and the expected term of the share-based compensation awards.
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
Loss Per Share
Basic loss per share was computed by dividing net loss by the weighted-average number of Common Shares outstanding for each respective period. Diluted earnings per share was calculated by dividing net loss by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 290,374, 202,163 and 227,741 for the years ended December 31, 2025, 2024 and 2023, respectively, were excluded from diluted loss per share because the effect would have been anti-dilutive.
Actual weighted-average Common Shares outstanding used in calculating basic and diluted net loss per share were as follows:

Year ended December 31,	2025	2024	2023
Basic weighted-average Common Shares outstanding	27,796,799	27,595,698	27,442,984
Effect of dilutive shares	—	—	—
Diluted weighted-average Common Shares outstanding	27,796,799	27,595,698	27,442,984
There were 909,175, 605,196 and 418,834 performance-based right to receive Common Shares outstanding at December 31, 2025, 2024 and 2023, respectively. These performance-based restricted and right to receive Common Shares are included in the computation of diluted earnings per share based on the number of Common Shares that would be issuable if the end of the year were the end of the contingency period.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Deferred Financing Costs, net
Deferred financing costs are amortized over the life of the related financial instrument using the straight-line method, which approximates the effective interest method. Deferred financing cost amortization and debt discount accretion, for the years ended December 31, 2025, 2024 and 2023 was $1,197, $725 and $1,190, respectively, and is included as a component of interest expense, net in the consolidated statements of operations. In 2023, the Company capitalized $332 of deferred financing costs as a resulting of entering into Amendment No. 4 to the Fourth Amended and Restated Credit Facility. Additionally in 2023, the Company capitalized $1,915 of deferred financing costs and wrote off $309 of previously recorded deferred financing costs as a result of entering into the Fifth Amended and Restated Credit Agreement. In 2025, the Company capitalized $561 of deferred financing costs as a result of entering into Amendment No. 1 to the Fifth Amended and Restated Credit Agreement and Waiver. Additionally in 2025, as a result of entering into Amendment No.2 to the Fifth Amended and Restated Credit Agreement and Consent Agreement, the Company capitalized $216 of deferred financing costs and wrote off $192 of previously recorded deferred financing costs. See Note 5 to the consolidated financial statements for additional details regarding the Credit Facility and related deferred financing costs. The Company has elected to continue to present deferred financing costs within long-term assets in the Company’s consolidated balance sheets. Deferred financing costs, net, were $912 and $1,332, as of December 31, 2025 and 2024, respectively.
Changes in Accumulated Other Comprehensive Income (Loss) by Component
Changes in accumulated other comprehensive (loss) income for the years ended December 31, 2025 and 2024 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at January 1, 2025	$(120,095)	$(1,918)	$(122,013)
Other comprehensive income before reclassifications	30,995	2,929	33,924
Amounts reclassified from accumulated other comprehensive loss	—	(1,011)	(1,011)
Net other comprehensive income, net of tax	30,995	1,918	32,913
Balance at December 31, 2025	$(89,100)	$—	$(89,100)

Balance at January 1, 2024	$(94,256)	$1,468	$(92,788)
Other comprehensive loss before reclassifications	(25,839)	(3,700)	(29,539)
Amounts reclassified from accumulated other comprehensive loss	—	314	314
Net other comprehensive loss, net of tax	(25,839)	(3,386)	(29,225)
Balance at December 31, 2024	$(120,095)	$(1,918)	$(122,013)
Reclassifications
Certain prior period amounts have been reclassified to conform to their 2025 presentation in the consolidated financial statements.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures," which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, companies are required to disclose additional information about income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be adopted on a prospective basis; however, retrospective application is permitted. The adoption of this ASU resulted in incremental disclosures in the Company's financial statements.
Recently Issued Accounting Standards Not Yet Adopted as of December 31, 2025
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures," which requires companies to disclose certain costs and expenses within the notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact on our annual consolidated financial statement disclosures.

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
In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements," to better align hedge accounting with an entity's risk management activities and to address issues arising from reference rate reform. The update provides greater flexibility in designating hedging relationships and reduces the risk of hedge dedesignation due to minor changes in hedged items. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. We are currently evaluating the impact on our annual consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities," which provides explicit guidance on the accounting for government grants received by business entities. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2028, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. We are currently evaluating the impact on our annual consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which provides clarifications intended to improve the consistency and usability of interim disclosure requirements and the applicability to Topic 270. The amendments also provide additional guidance for reporting material events occurring after the most recent annual period. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. We are currently evaluating the impact on our annual consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-12, "Codification Improvements," which addresses changes to the Codification that clarify, correct and improve the Codification making it easier to understand and apply. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. We are currently evaluating the impact on our annual consolidated financial statements and disclosures.
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
Stoneridge Brazil. Our Stoneridge Brazil segment primarily serves the South American region and specializes in the design, manufacture and sale of vehicle tracking devices and monitoring services, driver information systems, vehicle security alarms and convenience accessories, telematics solutions and multimedia devices. Stoneridge Brazil sells its products directly to OEMs, through the aftermarket distribution channel, and to factory authorized dealer installers, also referred to as original equipment services. In addition, monitoring services and tracking devices are sold directly to corporate customers and individual consumers.
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the periods ended December 31, 2025, 2024 and 2023:

	Control Devices			Electronics			Stoneridge Brazil			Consolidated
Year ended December 31,	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net Sales:
North America	$230,409	$245,208	$290,213	$161,889	$201,934	$205,328	$—	$—	$—	$392,298	$447,142	$495,541
South America	—	—	—	—	—	—	60,358	49,649	57,214	60,358	49,649	57,214
Europe	—	—	—	360,327	360,199	360,682	—	—	—	360,327	360,199	360,682
Asia Pacific	44,091	47,398	51,852	4,189	3,907	10,529	—	—	—	48,280	51,305	62,381
Total net sales	$274,500	$292,606	$342,065	$526,405	$566,040	$576,539	$60,358	$49,649	$57,214	$861,263	$908,295	$975,818
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
Contract Balances
The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of December 31, 2025 or 2024.
4. Investments
Other Investments
In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company has contributed $9,330 to the Autotech Fund II as of December 31, 2025. The Company contributed $380, $550 and $350 to the Autotech Fund II during the years ended December 31, 2025, 2024 and 2023, respectively. The Company received distributions of $8, $0 and $0 during the years ended December 31, 2025, 2024 and 2023, respectively. The Company has a 6.7% interest in Autotech Fund II. The Company recognized (gains) losses of $(340), $1,292 and $522 during the years ended December 31, 2025, 2024 and 2023, respectively. The Autotech Fund II investment recorded in investments and other long-term assets, net in the consolidated balance sheets was $8,442 and $7,730 as of December 31, 2025 and 2024, respectively.
5. Debt

	December 31, 2025	December 31, 2024	Interest rates at December 31, 2025	Maturity
Revolving Credit Facility
Credit Facility	$180,942	$201,577	7.10%	July 2027
Revolving Credit Facility
On June 5, 2019, the Company entered into the Fourth Amended and Restated Credit Agreement, as amended, (the “Fourth Amended and Restated Credit Agreement”). The Fourth Amended and Restated Credit Agreement provided for a $300,000 senior secured revolving credit facility. As a result of entering into the Fourth Amended and Restated Credit Agreement and related amendments, the Company capitalized $332 of deferred financing costs during the years ended December 31, 2023.
On November 2, 2023, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility provided for a $275,000 senior secured revolving credit facility and replaced and superseded the Fourth Amended and Restated Credit Agreement. The Credit Facility has an accordion feature which allows the Company to increase the availability by up to $150,000 upon the satisfaction of certain conditions, including the consent of lenders providing the increase in commitments and also includes a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Credit Facility had a termination date of November 2, 2026. Borrowings under the Credit Facility bear interest at either the Base Rate or the SOFR rate, at the Company’s option, plus the applicable margin as set forth in the Credit Facility. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio.
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
As a result of entering into Amendment No. 1, the Company capitalized $561 of deferred financing costs during the year ended December 31, 2025.
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
▪if the Control Devices business sale is consummated, the minimum interest coverage ratio will increase to 3.5 as of the last day of the first full quarter ending after the sale and thereafter; and
•the maximum leverage ratio of 4.5 for the quarter ended September 30, 2025 and 3.5 for the quarter ended December 31, 2025 and thereafter remains unchanged.
As a result of entering into Amendment No.2, the Company capitalized $216 of deferred financing costs and wrote off $192 of previously recorded deferred financing costs during the year ended December 31, 2025.
On January 30, 2026, as a result of the sale of the Control Devices business, the Credit Facility borrowing capacity was reduced from $225,000 to $175,000.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
On March 6, 2026, the Company entered into Amendment No. 3 to the Fifth Amended and Restated Credit Agreement (“Amendment No. 3”). Amendment No. 3 amends and restates the Credit Facility in its entirety beginning December 31, 2025 and ending at the Credit Facility's amended termination date of July 1, 2027. Amendment No. 3 also provides for certain covenant relief and adjustments to terms and conditions as follows:
•expiration date of the Credit Facility is extended from November 2, 2026 to July 1, 2027;
•the current minimum interest coverage ratio of 2.50 will be reduced to 1.60 for the quarter ended March 31, 2026, 1.70 for the quarter ended June 30, 2026, 1.75 for the quarter ended September 30, 2026 and 2.50 for the quarter ended December 31, 2026 and thereafter;
•the maximum leverage ratio was increased to 3.75 for the quarter ended December 31, 2025, increases to 6.25 for the quarter ended March 31, 2026, 6.75 for the quarter ended June 30, 2026, 6.00 for the quarter ended September 30, 2026 and 4.00 for the quarter ended December 31, 2026 and thereafter;
•on December 31, 2026, the current borrowing capacity of $175,000 will be reduced to the lesser of $157,500 or the then current Credit Facility commitment;
•modifications to Consolidated EBITDA (as defined); and
•modifications and additions to affirmative covenants.
Outstanding Credit Facility borrowings were $180,942 and $201,577 at December 31, 2025 and 2024, respectively.
As of December 31, 2025, the outstanding Credit Facility borrowings were originally scheduled to mature on November 2, 2026. Because the contractual maturity was within twelve months of the balance sheet date, the obligation would typically be classified as a current liability. However, on March 6, 2026, prior to the issuance of these financial statements, the Company entered into Amendment No. 3 which extended the maturity date of the facility to July 1, 2027. In accordance with the guidance for the classification of short-term obligations expected to be refinanced, the Company has classified the $180,942 as long-term debt on the consolidated balance sheets as of December 31, 2025, as the Company demonstrated the intent and ability to refinance the obligation on a long-term basis.
The Company was in compliance with all Credit Facility covenants at December 31, 2025 and 2024.
The Company also had outstanding letters of credit of $2,106 and $1,586 at December 31, 2025 and 2024, respectively.
Debt
The Company’s wholly-owned subsidiary located in Stockholm, Sweden (the "Stockholm subsidiary"), has an overdraft credit line which allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $2,174 and $1,809 at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, there were no borrowings outstanding on this overdraft credit line. During the year ended December 31, 2025, the subsidiary borrowed and repaid 196,154 Swedish krona, or $21,323. The Stockholm subsidiary has pledged certain of its assets as collateral in order to obtain a guarantee of certain of the Stockholm subsidiary’s obligations to third parties.
The Company’s wholly-owned subsidiary located in Suzhou, China (the "Suzhou subsidiary"), has lines of credit (the “Suzhou credit line”) that allow up to a maximum borrowing level of 50,000 Chinese yuan, or $7,150 at December 31, 2025 and 20,000 Chinese yuan, or $2,740 at December 31, 2024. At December 31, 2025 and 2024 there were no borrowings outstanding on the Suzhou credit line. In addition, the Suzhou subsidiary had a bank acceptance draft line of credit which facilitates the extension of trade payable payment terms by 180 days. The bank acceptance draft line of credit allows up to a maximum borrowing level of 30,000 Chinese yuan, or $4,290 at December 31, 2025. There was $0 utilized on the Suzhou bank acceptance draft line of credit at December 31, 2025.
At December 31, 2025, as amended, the future maturities of the Credit Facility were as follows:

Year ended December 31,
2026	$—
2027	180,942
2028	—
2029	—
2030	—
Total	$180,942

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
6. Income Taxes
The income tax expense included in the accompanying consolidated statement of operations represents federal, state and foreign income taxes. The components of (loss) income before income taxes and the provision (benefit) for income taxes consist of the following:

Year ended December 31,	2025	2024	2023
(Loss) income before income taxes:
Domestic	$(89,933)	$(45,419)	$(29,658)
Foreign	34,481	31,822	27,736
Total loss before income taxes	$(55,452)	$(13,597)	$(1,922)

Provision (benefit) for income taxes:
Current:
Federal	$—	$(653)	$219
State and local	55	(49)	(101)
Foreign	10,249	9,371	7,181
Total current provision	$10,304	$8,669	$7,299
Deferred:
Federal	$33,577	$(3,536)	$(2,265)
State and local	1,749	(445)	2
Foreign	1,753	(1,761)	(1,775)
Total deferred provision (benefit)	37,079	(5,742)	(4,038)
Total income tax provision	$47,383	$2,927	$3,261
Effective January 1, 2025, the Company adopted ASU 2023‑09, Improvements to Income Tax Disclosures, on a prospective basis. In accordance with the categories required under the new standard, the following table presents the reconciliation of the provision for income taxes computed at the U.S. federal statutory income tax rate of 21% to the Company’s consolidated provision for income taxes:

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

Year ended December 31,	2025
Benefit for income taxes at U.S. federal statutory income tax rate	$(11,645)	21.0%
Domestic federal tax effects
Effect of cross-border tax laws
Global intangible low-taxed income, net of foreign tax credit	7,202	(13.0)
Foreign deemed income inclusions (Subpart F)	999	(1.8)
Other	(439)	0.8
Tax credits
Other	(343)	0.6
Nontaxable and nondeductible items
Compensation and benefits	750	(1.4)
Other	276	(0.4)
Changes in valuation allowance	44,091	(79.5)
Domestic state and local income taxes, net of federal effect (1)	1,754	(3.2)
Other reconciling items	(3)	—
Foreign tax effects
Brazil
Foreign tax rate differential	853	(1.5)
Research credits	(1,244)	2.3
Valuation allowance	(2,439)	4.4
Other	(410)	0.7
China
Withholding taxes	2,305	(4.2)
Other	(147)	0.3
Estonia
Foreign tax rate differential	(1,326)	2.4
Unremitted earnings of foreign subsidiaries	4,956	(9.0)
Mauritius
Unremitted earnings of foreign subsidiaries	900	(1.6)
Other	7	—
Other jurisdictions	1,432	(2.6)
Global changes in unrecognized tax benefits	(146)	0.3
Consolidated provision for income taxes	$47,383	(85.4)%
(1) Michigan contributes to the majority of this tax effect.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
A summary of the differences between the statutory federal income tax rate of 21.0% and the consolidated provision for income taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 is shown below.

Year ended December 31,	2024	2023
Statutory U.S. federal income tax benefit	$(2,855)	$(403)
State income taxes, net of federal tax benefit	(542)	(136)
Tax credits and incentives	(2,585)	(4,886)
Foreign tax rate differential	245	706
Impact of change in enacted tax law	3	5
Change in valuation allowance	(1,663)	1,817
U.S. tax on foreign earnings	5,922	4,815
Tax reserves and audit adjustments	4,054	—
Unremitted earnings on foreign subsidiaries	(22)	—
Non-deductible expenses	607	1,338
Compensation and benefits	478	306
Other	(715)	(301)
Provision for income taxes	$2,927	$3,261
Significant components of the Company’s deferred tax assets and liabilities were as follows:

As of December 31,	2025	2024
Deferred tax assets:
Inventories	$1,368	$1,478
Employee compensation and benefits	2,363	1,870
Accrued liabilities and reserves	8,570	6,981
Property, plant and equipment	9,090	3,657
Tax loss carryforwards	17,667	13,071
Tax credit carryforwards	25,673	23,921
Capitalized research and development	4,579	4,665
Disallowed interest deduction	2,545	3,575
Lease liability	4,671	2,339
Other	270	1,659
Gross deferred tax assets	76,796	63,216
Less: Valuation allowance	(59,954)	(17,632)
Deferred tax assets less valuation allowance	16,842	45,584

Deferred tax liabilities:
Property, plant and equipment	(984)	(767)
Intangible assets	(6,031)	(6,577)
Right-of-use-assets	(1,985)	(2,148)
Unremitted earnings on foreign subsidiaries	(5,869)	—
Other	(7,477)	(3,943)
Gross deferred tax liabilities	(22,346)	(13,435)
Net deferred tax (liabilities) assets	$(5,504)	$32,149

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
The balance sheet classification of our net deferred tax asset is shown below:

Year ended December 31,	2025	2024
Long-term deferred tax assets	$4,468	$37,470
Long-term deferred tax liabilities	(9,972)	(5,321)
Net deferred tax (liabilities) assets	$(5,504)	$32,149
The Company has recognized deferred taxes related to the expected foreign currency impact upon repatriation from foreign subsidiaries not considered indefinitely reinvested. Taxes of $5,869 related to China and Estonia have been accrued on undistributed earnings that are not indefinitely reinvested.
The Company has net operating loss carry forwards of $73,874 and $73,584 for state and foreign tax jurisdictions, respectively. The state net operating losses expire from 2026-2045 or have indefinite lives and the foreign net operating losses expire from 2026-2030 or have indefinite lives. The Company has general business and foreign tax credit carry forwards of $23,824, $1,003 and $846 for U.S. federal, state and foreign jurisdictions, respectively. The U.S. federal general business credits, if unused, begin to expire in 2026, and the state and foreign tax credits expire at various times.
As of December 31, 2025, the Company has consolidated deferred tax assets of $76,796 offset by a valuation allowance of $59,954. The deferred tax assets principally related to tax credit carryforwards, tax loss carryforwards and other deferred tax assets in Sweden, Brazil, and the US. In evaluating the realizability of its deferred tax assets, the Company considered historical pre‑tax income or loss along with the four sources of taxable income outlined in ASC 740. These include taxable income available in carryback periods where permitted, the anticipated future reversal of existing temporary differences, reasonable and prudent tax‑planning strategies available to generate taxable income, and forecasts of future taxable income exclusive of the effects of reversing temporary differences and carryforwards. Based on this analysis, the Company concluded that, in instances where a valuation allowance has been recorded, the weight of the available evidence does not support a determination that the deferred tax assets are more likely than not to be realizable. Current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances. As a result, both the current and future income tax provisions are significantly affected by the initial recognition of valuation allowances and any subsequent changes to them.
During the year ended December 31, 2025, the Company reassessed the realizability of its U.S. federal and state deferred tax assets, including tax credit carryforwards, and deductible temporary differences. After evaluating both positive and negative evidence under ASC 740, including cumulative U.S. pretax losses in recent years, limited objectively verifiable sources of future taxable income, and projected near‑term operating losses, management concluded that U.S. deferred tax assets are not more likely than not to be realized. Accordingly, the Company recorded a valuation allowance of $46,976 against its U.S. federal and state deferred tax assets as of December 31, 2025. The allowance primarily relates to tax credit carryforwards and other deferred tax assets.
The following is a reconciliation of the Company’s total gross unrecognized tax benefits:

	2025	2024	2023
Balance as of January 1	$4,746	$2,545	$2,545
Tax positions related to the current year:
Additions	—	2,298	—
Tax positions related to the prior years:
Reductions	—	—	—
Expirations of statutes of limitation	(77)	—	—
Cumulative translation adjustment	444	(97)	—
Balance as of December 31	$5,113	$4,746	$2,545
The Company has classified its uncertain tax positions as a reduction to non-current deferred income tax assets. If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the amount that would affect the Company’s effective tax rate is approximately $5,113 and $4,746 at December 31, 2025 and 2024, respectively.
The Company classifies interest expense and, if applicable, penalties which could be assessed related to unrecognized tax benefits as a component of provision for income taxes. The Company recognized interest and penalties of $(34), $34 and $0 for the years ended December 31, 2025, 2024 and 2023, respectively.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The following table summarizes the open tax years for each jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2022-2025
Argentina	2020-2025
Brazil	2020-2025
China	2020-2025
France	2022-2025
Germany	2020-2025
Italy	2020-2025
Mauritius	2022-2025
Mexico	2020-2025
Netherlands	2021-2025
Sweden	2020-2025
United Kingdom	2024-2025
A summary of income taxes paid, net of refunds, is shown below:

Year ended December 31,	2025
Federal	$(346)
State and local	(41)
Foreign
Netherlands	2,137
China	4,565
Mexico	1,879
UK	850
Brazil	1,393
All other foreign	(100)
Income taxes paid, net of refunds	$10,337
In July 2025, the 2025 Budget Reconciliation Act, or H.R. 1 (the “Act”), was enacted. The Act contains a wide range of tax reform measures, including extensions and modifications to several provisions of the Tax Cuts and Jobs Act, as well as expansions of certain incentives under the Inflation Reduction Act while accelerating the phase‑out of others. The legislation includes multiple effective dates, with certain provisions taking effect in 2025 and others beginning in 2026 and beyond. The Act did not have a material impact on the Company’s 2025 consolidated financial statements and, based on guidance issued to date, is also not expected to have a significant impact on the Company’s 2026 consolidated financial statements.
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
The components of lease expense are as follows:

Year ended December 31,	2025	2024
Operating lease cost	$4,616	$4,296
Short-term lease cost	565	657
Variable lease cost	961	847
Total lease cost	$6,142	$5,800
Balance sheet information related to leases is as follows:

As of December 31,	2025	2024
Assets:
Operating lease right-of-use assets	$12,513	$10,050

Liabilities:
Operating lease current liability, included in other current liabilities	$4,098	$3,992
Operating lease long-term liability	9,014	6,484
Total leased liabilities	$13,112	$10,476

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Maturities of operating lease liabilities are as follows:

As of December 31,	2025
2026	$4,532
2027	3,455
2028	3,261
2029	2,768
2030	723
Thereafter	349
Total future minimum lease payments	$15,088
Less: imputed interest	(1,976)
Total lease liabilities	$13,112
Weighted-average remaining lease term and discount rate for operating leases is as follows:

As of December 31,	2025	2024
Weighted-average remaining lease term (in years)	3.99	3.75
Weighted-average discount rate	7.33%	6.77%
Other information:

Year ended December 31,	2025	2024
Operating cash flows:
Cash paid related to operating lease obligations	$4,849	$4,548
Non-cash activity:
Right-of-use assets obtained in exchange for
operating lease obligations	$5,479	$3,302

8. Share-Based Compensation Plans
In May 2025, the Company’s shareholders approved the 2025 Long-Term Incentive Plan (the “2025 Plan”) and reserved 726,000 Common Shares (of which the maximum number of Common Shares which may be issued). Under the 2025 Plan, as of December 31, 2025, the Company has issued 129,552 restricted Common Shares. As of December 31, 2025, none of the shares granted have been forfeited. There are 596,448 shares available to be granted under the 2025 Plan at December 31, 2025.
In May 2016, the Company’s shareholders approved the 2016 Long-Term Incentive Plan (the “2016 Plan”) and reserved 1,800,000 Common Shares (of which the maximum number of Common Shares which may be issued). In May 2020, the Company’s shareholders approved an amendment to the 2016 Plan to increase by 1,100,000 the number of Common Shares authorized for issuance. The amendment to the 2016 Plan brought the total Common Shares available for issuance to 2,900,000. Under the 2016 Plan, as of December 31, 2025, the Company has granted 4,819,921 share units, of which 1,978,340 were time-based with cliff vesting using the straight-line method and 2,841,581 were performance-based. As of December 31, 2025, 2,021,167 of the shares granted have been forfeited. There are 101,246 shares available to be granted under the 2016 Plan at December 31, 2025.
In 2025, 2024 and 2023, pursuant to the 2016 Plan, the Company granted time-based share units and performance-based performance share units. The majority of the time-based share units cliff vest three years after the date of grant. The performance-based performance share units vest and are no longer subject to forfeiture upon the recipient remaining an employee of the Company for three years from the date of grant and, for a portion of the annual awards, upon the Company attaining certain targets of performance measured against a peer group’s three year performance in terms of total shareholder return and, for the remaining portion of the annual awards, upon achieving certain earnings per share targets and return on invested capital targets established by the Company during the performance period of the award.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
The allocation of performance shares granted between total shareholder return, earnings per share and return on invested capital were as follows for the years ended December 31:

	2025	2024	2023
Total shareholder return	100%	46%	46%
Earnings per share	—%	36%	36%
Return on invested capital	—%	18%	18%
In 2023, the Company granted retention-based phantom shares to certain employees that vested in June 2025 for $986. The phantom shares were settled in cash based on the volume-weighted average closing price of the Company's Common Shares for a 30 day period prior to the vesting date of $5.61.
In 2025, the Company granted time-based and performance-based phantom shares to certain employees that vest in March 2028, provided the employee remains employed with the Company. The time-based phantom shares will settle in cash based on the Common Share price as of the vesting date and the performance-based phantom shares will be measured upon the Company attaining certain targets of performance measured against a peer group’s three year performance in terms of total shareholder return. As of December 31, 2025, the Company has recorded a liability of $47 for the phantom shares which was included on the consolidated balance sheet as a component of accrued expenses and other long-term liabilities.
In April 2005, the Company adopted the Directors’ Restricted Shares Plan (the “Director Share Plan”) and reserved 500,000 Common Shares for issuance under the Director Share Plan. In May 2013, shareholders approved an amendment to the Director Share Plan to increase the number of shares for issuance by 200,000 to 700,000. In May 2018, the Company’s shareholders approved the 2018 Amended and Restated Director’s Restricted Shares Plan (the "2018 Director Share Plan") to increase the number of shares for issuance by 150,000 to 850,000. In May 2022, the Company's shareholders approved Amendment No. 1 to the 2018 Director Share Plan to increase the number of shares for issuance by 100,000 to 950,000. In May 2024, the Company's shareholders approved Amendment No. 2 to the 2018 Director Share Plan to increase the number of shares for issuance by 200,000 to 1,150,000. In December 2025, the Company terminated the 2018 Director Share Plan, and no further grants may be made pursuant to that plan. Under the 2018 Director Share Plan, the Company cumulatively issued 1,011,692 restricted Common Shares. Shares issued annually under the 2018 Director Share Plan were no longer subject to forfeiture one year after the date of grant.
Share Units and Performance Shares
The fair value of the non-vested time-based share unit awards was calculated using the market value of the Common Shares on the date of issuance. The weighted-average grant-date fair value of time-based share units granted during the years ended December 31, 2025, 2024 and 2023 was $5.16, $16.35, and $18.48, respectively.
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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
A summary of the status of the Company’s non-vested share units and performance shares as of December 31, 2025 and the changes during the year then ended, are presented below:

	Time-based awards		Performance-based awards
	Share units	Weighted- average grant date fair value	Performance shares	Weighted- average grant date fair value
Non-vested as of January 1, 2025	409,088	$16.83	605,311	$18.24
Granted	673,965	$5.16	567,616	$7.54
Vested	(244,923)	$11.55	(42,434)	$13.74
Forfeited or cancelled	(48,593)	$10.07	(221,203)	$17.74
Non-vested as of December 31, 2025	789,537	$8.92	909,290	$11.89
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
As of December 31, 2025, total unrecognized compensation cost related to non-vested time-based share units granted was $1,955. That cost is expected to be recognized over a weighted-average period of 1.41 years.
For the years ended December 31, 2025, 2024 and 2023, the total fair value of awards vested was $1,724, $3,146 and $5,623, respectively.
As of December 31, 2025, there was no unrecognized compensation cost related to non-vested performance shares granted that are probable to vest. As noted above, the Company has issued and outstanding performance-based share units that use different performance targets (total shareholder return, earnings per share and return on invested capital).
The excess tax deficiency realized from the vesting of share units and performance shares of the share-based payment arrangements was $475, $248 and $230 for the years ended December 31, 2025, 2024 and 2023, respectively.
9. Employee Benefit Plans
The Company has certain defined contribution profit sharing and 401(k) plans covering substantially all of its employees in the United States and Europe. The Company provides matching contributions to the Company’s 401(k) plan. Company contributions are generally discretionary. For the years ended December 31, 2025, 2024 and 2023, expenses related to these plans amounted to $6,354, $5,808 and $5,536, respectively.
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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
Derivative Instruments and Hedging Activities
During 2025, the Company had Mexican peso-denominated foreign currency forward contracts. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes during 2025 and 2024. Management believes that its use of these instruments to reduce risk was in the Company’s best interest. The counterparties to these financial instruments were financial institutions with investment grade credit ratings.
Foreign Currency Exchange Rate Risk
The Company conducts business internationally and, therefore, is exposed to foreign currency exchange rate risk. The Company uses derivative financial instruments as cash flow hedges to manage its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, labor costs and other foreign currency exposures.
Cash Flow Hedges
The Company entered into foreign currency forward contracts to hedge the Mexican peso currency in 2025 and 2024. These forward contracts were executed to hedge forecasted transactions and have been designated and accounted for as cash flow hedges. As such, gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive loss, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. The cash flow hedges were highly effective. The effectiveness of the transactions has been and will be measured on an ongoing basis using regression analysis and forecasted future purchases of the currency.
The Company’s foreign currency forward contracts offset a portion of the gains and losses on the underlying foreign currency denominated transactions as follows:
Mexican peso-denominated Foreign Currency Forward Contracts – Cash Flow Hedges
The Company held Mexican peso-denominated foreign currency forward contracts which expired ratably on a monthly basis from January 2025 to December 2025. The notional amounts at December 31, 2025 and 2024 related to Mexican peso-denominated foreign currency forward contracts were $0 and $32,339.
The Company evaluated the effectiveness of the Mexican peso-denominated foreign currency forward contracts held during the year ended December 31, 2025 and concluded that the hedges were highly effective.
Interest Rate Risk
Interest Rate Risk – Cash Flow Hedge
On February 18, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Swap”) with a notional amount of $50,000 to hedge its exposure to interest payment fluctuations on a portion of its Fourth Amended and Restated Credit Agreement borrowings. The Swap matured on March 10, 2023. The Swap was designated as a cash flow hedge of the variable interest rate obligation under the Company's Fourth Amended and Restated Credit Agreement. Accordingly, the change in fair value of the Swap was recognized in accumulated other comprehensive loss. The Swap agreement required monthly settlements on the same days that the Fourth Amended and Restated Credit Agreement interest payments were due and had a maturity date of March 10, 2023, which was prior to the Fourth Amended and Restated Credit Agreement maturity date of June 4, 2024. Under the Swap terms, the Company paid a fixed interest rate and received a floating interest rate based on the one-month London Inter-Bank Offered Rate ("LIBOR") with a floor. The critical terms of the Swap were aligned with the terms of the Fourth Amended and Restated Credit Agreement, resulting in no hedge ineffectiveness. The difference between amounts to be received and paid under the Swap were recognized as a component of interest expense, net on the consolidated statements of operations. The swap settlements reduced interest expense, net by $290 for the year ended December 31, 2023.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
The notional amounts and fair values of derivative instruments in the consolidated balance sheets were as follows:

	Notional amounts (A)		Prepaid expenses and other current assets		Accrued expenses and other current liabilities
As of December 31,	2025	2024	2025	2024	2025	2024
Cash flow hedges:
Forward currency contracts	$—	$32,339	$—	$—	$—	$2,429
_____________________________
(A)Notional amounts represent the gross contract of the derivatives outstanding in U.S. dollars.
Gross amounts recorded for the cash flow hedges in other comprehensive (loss) income and in net loss for the years ended December 31 were as follows:

	Gain (loss) recorded in other comprehensive (loss) income			Gain (loss) reclassified from other comprehensive (loss) income into net loss (A)
	2025	2024	2023	2025	2024	2023
Derivatives designated as cash flow hedges:
Forward currency contracts	$3,709	$(4,684)	$2,304	$1,280	$(397)	$446
Interest rate swap	$—	$—	$(4)	$—	$—	$290
_____________________________
(A)Gain (losses) reclassified from other comprehensive (loss) income into net loss recognized in COGS in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 were $765, $(350) and $337, respectively. Gains (losses) reclassified from other comprehensive income (loss) into net loss recognized in SG&A in the consolidated statements of operations were $515, $(47) and $109 for the years ended December 31, 2025, 2024 and 2023, respectively. Gains reclassified from other comprehensive income (loss) into net loss recognized in interest expense, net in the consolidated statements of operations were $0, $0 and $290 for the years ended December 31, 2025, 2024 and 2023, respectively.
Cash flows from derivatives used to manage foreign exchange and interest rate risks are classified as operating activities within the consolidated statements of cash flows.
The Company has measured the ineffectiveness of the forward currency contracts and any amounts recognized in the consolidated financial statements were immaterial for the years ended December 31, 2025, 2024 and 2023.
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

December 31,		2025			2024
		Fair values estimated using
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs	Fair value
Financial liabilities carried at fair value:
Forward currency contracts	$—	$—	$—	$—	$2,429
Total financial liabilities carried at fair value	$—	$—	$—	$—	$2,429
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the year ended December 31, 2025.

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
No non-recurring fair value adjustments, other than the Control Devices impairment which is disclosed in Note 2, were required for nonfinancial assets for the years ended December 31, 2025 and 2024.
Refer to Note 2 of the consolidated financial statements for details regarding our review of long-lived or finite-lived assets for impairment, including the Control Devices impairment.
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
In 2023, the Company received a demand for arbitration from one of our customers seeking recovery of warranty claims related to alleged defects in PM sensor products sold prior to the Company's exit from that product line in 2019. The Company denies responsibility for these claims. Based on our review of the technical and legal merits, we believe these warranty claims lack substantive merit and are significantly overstated. An arbitration hearing was held in the first quarter of 2026 in which the claimant sought approximately $41,000 in direct warranty damages plus additional reputational damage; a resolution is expected by the end of the year. While the Company believes a material loss is not probable, given the inherent uncertainty of arbitration proceedings, it is reasonably possible that the outcome could result in a loss in an amount that the Company is currently unable to estimate.
As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in 2015. During the years ended December 31, 2025, 2024 and 2023, the Company recognized expense of $0, $157 and $125, respectively, related to ground water remediation. At December 31, 2025 and 2024, the Company had accruals of $142 and $244 respectively, related to future remediation costs. At December 31, 2025 and 2024, $42 and $144, respectively, were recorded as a component of accrued expenses and other current liabilities on the consolidated balance sheets while the remaining amounts as of December 31, 2025 and 2024 were recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the Sarasota facility buyer.
The Company’s Stoneridge Brazil subsidiary has civil, labor, environmental and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company which is supported by legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$43,818 ($7,964) and R$42,834 ($6,918) at December 31, 2025 and 2024, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations and cash flows.
On August 12, 2020, the Brazilian Administrative Counsel for Economic Defense (“CADE”) issued a ruling against Stoneridge Brazil for abuse of dominance and market foreclosure through its prior use of exclusivity provisions in agreements with its distributors. The CADE tribunal imposed a R$7,995 ($1,453) fine which is included in the reasonably possible contingencies noted above. The Company continues to challenge this ruling in Brazilian federal courts to reverse this decision by the CADE tribunal.

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
Business realignment charges by reportable segment were as follows:

Year ended December 31,	2025	2024	2023
Control Devices (A)	$708	$250	$511
Electronics (B)	3,751	2,333	2,862
Unallocated Corporate (C)	1,960	59	1,137
Total business realignment charges	$6,419	$2,642	$4,510
_____________________________
(A)Severance costs for the year ended December 31, 2025 related to COGS, SG&A and D&D were $507, $26 and $175, respectively. Severance costs for the year ended December 31, 2024 related to COGS were $250. Severance costs for the year ended December 31, 2023 related to COGS and SG&A were $369 and $142, respectively.
(B)Severance costs for the year ended December 31, 2025 related to COGS, SG&A and D&D were $1,907, $140 and $1,704, respectively. Severance costs for the year ended December 31, 2024 related to COGS, SG&A and D&D were $327, $458 and $1,548, respectively. Severance costs for the year ended December 31, 2023 related to COGS, SG&A and D&D were $423, $2,057 and $382 respectively.
(C)Severance related costs for the year ended December 31, 2025 related to SG&A and D&D were $1,519 and $441, respectively. Severance related costs for the year ended December 31, 2024 related to SG&A were $59. Severance related costs for the year ended December 31, 2023 related to SG&A and D&D were $1,122 and $15, respectively.
Business realignment charges classified by statement of operations line item were as follows:

Year ended December 31,	2025	2024	2023
Cost of goods sold	$2,414	$577	$792
Selling, general and administrative	1,685	517	3,321
Design and development	2,320	1,548	397
Total business realignment charges	$6,419	$2,642	$4,510
Reconciliations of the beginning and ending liability balances related to business realignment were as follows:

			Utilization
	Accrual as of January 1, 2025	2025 Charge to Expense	Cash	Non-Cash	Accrual as of December 31, 2025
Employee termination benefits	$411	$6,419	$(6,262)	$—	$568
Total	$411	$6,419	$(6,262)	$—	$568

			Utilization
	Accrual as of January 1, 2024	2024 Charge to Expense	Cash	Non-Cash	Accrual as of December 31, 2024
Employee termination benefits	$1,230	$2,642	$(3,461)	$—	$411
Total	$1,230	$2,642	$(3,461)	$—	$411

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
A summary of financial information by reportable segment is as follows:

December 31,	2025	2024	2023
Net Sales:
Control Devices	$274,500	$292,606	$342,065
Inter-segment sales	3,409	3,677	3,195
Control Devices net sales	277,909	296,283	345,260
Electronics	526,405	566,040	576,539
Inter-segment sales	24,967	28,664	31,621
Electronics net sales	551,372	594,704	608,160
Stoneridge Brazil	60,358	49,649	57,214
Inter-segment sales	4,761	477	13
Stoneridge Brazil net sales	65,119	50,126	57,227
Eliminations	(33,137)	(32,818)	(34,829)
Total net sales	$861,263	$908,295	$975,818

Cost of Goods Sold:
Control Devices	$232,863	$243,784	$285,303
Electronics	422,506	445,537	456,403
Stoneridge Brazil	34,809	29,745	32,630
Unallocated Corporate (A)	(69)	(24)	176
Total cost of goods sold	$690,109	$719,042	$774,512

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

December 31,	2025	2024	2023
Design and Development:
Control Devices	$15,857	$20,044	$21,848
Electronics	40,914	45,560	43,027
Stoneridge Brazil	2,545	3,113	3,061
Unallocated Corporate (A)	3,211	3,457	3,139
Total design and development	$62,527	$72,174	$71,075

Other Segment Costs:
Control Devices	$22,080	$22,600	$21,332
Electronics	48,670	49,382	49,799
Stoneridge Brazil	17,425	15,809	17,068
Unallocated Corporate (A)	37,430	29,669	29,196
Total other segment costs	$125,605	$117,460	$117,395

Operating (Loss) Income:
Control Devices	$(17,927)	$6,178	$13,582
Electronics	14,315	25,561	27,309
Stoneridge Brazil	5,578	982	4,454
Unallocated Corporate (A)	(40,572)	(33,102)	(32,509)
Total operating (loss) income	$(38,606)	$(381)	$12,836

Depreciation and Amortization:
Control Devices	$10,578	$11,686	$12,414
Electronics	15,885	15,814	14,035
Stoneridge Brazil	4,691	4,753	4,801
Unallocated Corporate(C)	1,334	2,013	2,388
Total depreciation and amortization (B)	$32,488	$34,266	$33,638

Interest Expense (Income), net:
Control Devices	$(184)	$(4)	$149
Electronics	740	1,498	1,771
Stoneridge Brazil	(892)	(982)	(1,693)
Unallocated Corporate	13,914	13,935	12,773
Total interest expense, net	$13,578	$14,447	$13,000

Capital Expenditures:
Control Devices	$8,446	$6,544	$9,230
Electronics	6,329	8,623	18,313
Stoneridge Brazil	4,587	2,705	3,054
Unallocated Corporate(C)	804	1,338	1,229
Total capital expenditures	$20,166	$19,210	$31,826

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)

December 31,	2025	2024
Total Assets:
Control Devices	$109,461	$136,028
Electronics	366,258	365,226
Stoneridge Brazil	60,930	48,280
Corporate (C)	411,088	471,793
Eliminations	(396,549)	(399,771)
Total assets	$551,188	$621,556
The following tables present net sales and long-term assets for the geographic areas in which the Company operates:

December 31,	2025	2024	2023
Net Sales:
United States	$392,298	$447,142	$495,541
North America	$392,298	$447,142	$495,541
Brazil	60,358	49,649	57,214
South America	$60,358	$49,649	$57,214
Sweden	134,991	159,035	157,895
Estonia	128,762	110,112	109,480
Netherlands	92,578	84,297	74,842
Other Europe	3,996	6,755	18,465
China	48,280	51,305	62,381
Europe and Other	$408,607	$411,504	$423,063
Total net sales	$861,263	$908,295	$975,818

December 31,	2025	2024
Long-term Assets:
United States	$26,587	$90,111
Mexico	8,781	5,254
North America	$35,368	$95,365
Brazil	31,190	25,222
South America	$31,190	$25,222
Sweden	34,962	32,918
Estonia	11,052	8,363
Netherlands	61,322	57,677
Other Europe	439	653
China	14,986	13,844
Europe and Other	$122,761	$113,455
Total long-term assets	$189,319	$234,042
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

STONERIDGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise indicated)
14. Subsequent Events
Sale of Control Devices
On January 30, 2026 (the “Closing Date”, “Closing”), the Company and certain of its subsidiaries entered into a Stock Purchase Agreement (“Purchase Agreement”) with Control Devices Acquisition, LLC, a Delaware limited liability company, an affiliate of Center Rock Capital Partners, L.P. (“Buyer”), pursuant to which the Company sold, on the Closing Date, its Control Devices business segment (the “Business”) via the sale of the Company’s interests in its former wholly-owned subsidiaries, Stoneridge Control Devices, Inc. (“Control Devices”), Stoneridge Asia Holdings Ltd., Stoneridge Asia Pacific Electronics (Suzhou) Co. Ltd. (“Stoneridge Suzhou” and such sale, the “Sale”).
The purchase price paid to the Company was $59,000 and was subject to customary post-closing adjustments. The Company expects to incur a loss on disposal of $15,000 to $20,000 in January 2026. The loss on disposal excludes the impact of the $21,628 impairment of fixed assets charge recognized in the fourth quarter of 2025. Refer to Note 2 of the consolidated financial statements for details regarding our review of the Control Devices assets for impairment.
The strategic review of the Control Devices business did not meet the criteria for classifying the Control Devices segment as held for sale as of December 31, 2025. As such, the consolidated financial statements include the Control Devices segment in continuing operations for all periods presented.
Mexico Manufacturing Agreement:
Simultaneously with the Closing, Stoneridge Electronics and Control Devices entered into a Mexico Manufacturing Agreement pursuant to which Stoneridge Electronics will continue manufacturing certain products for Control Devices through its Mexico-based maquiladora using machinery and tools transferred to Control Devices under the Purchase Agreement. The Mexico Manufacturing Agreement has an initial three-year term and automatically renews for successive one-year periods unless either Stoneridge Electronics or Control Devices provides written notice of non-renewal at least twelve months prior to the expiration of the then-current term. Product pricing under the Mexico Manufacturing Agreement is fixed for the initial three-year term. Following the initial three-year term, product pricing will be adjusted annually based on the Mexico Consumer Price Index, with any such adjustment shared equally between Stoneridge Electronics and Control Devices. Under the Mexico Manufacturing Agreement, Control Devices is responsible for payment of materials costs, the product price and certain other costs incurred outside the ordinary course of manufacturing and fulfillment.
China Manufacturing Agreement:
Simultaneously with the Closing, Stoneridge Suzhou and Stoneridge Electronics AS entered into a China Manufacturing Agreement pursuant to which Stoneridge Suzhou will continue manufacturing certain products for the Company’s Electronics business segment at the facility in Suzhou, China transferred to Control Devices under the Purchase Agreement. The China Manufacturing Agreement has an initial twelve (12) month term and will automatically extend for an additional six months unless Stoneridge Electronics AS provides written notice of termination at least thirty (30) days prior to the end of the initial term. Manufacturing costs under the China Manufacturing Agreement are expected to be based on Stoneridge Suzhou’s actual costs, consistent with the historical cost structure used at the facility in Suzhou, China. Under the China Manufacturing Agreement Stoneridge Electronics AS is responsible for payment of materials costs, shipping costs, manufacturing costs and any excluded costs approved by Stoneridge Electronics AS in writing. A fixed USD/RMB exchange rate applies for the first six (6) months following the Closing, with adjustments every three (3) months thereafter.
Credit Facility Amendment
On March 6, 2026, the Company entered into Amendment No. 3 to the Credit Facility. Refer to Note 5 of the consolidated financial statements for details regarding this amendment.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
The following schedule provides the activity for accounts receivable reserves and valuation allowance for deferred tax assets for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Write-offs	Balance at end of period
Accounts receivable reserves:
Year ended December 31, 2025	$1,060	$352	$(1,029)	$383
Year ended December 31, 2024	$1,058	$632	$(630)	$1,060
Year ended December 31, 2023	$962	$412	$(316)	$1,058

	Balance at beginning of period	Additions	Deductions	Other Changes	Balance at end of period
Valuation allowance for deferred tax assets:
Year ended December 31, 2025	$17,632	$47,230	$(2,483)	$(2,425)	$59,954
Year ended December 31, 2024	$21,082	$885	$(2,547)	$(1,788)	$17,632
Year ended December 31, 2023	$18,496	$1,974	$(157)	$769	$21,082
Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.
There have been no disagreements between the management of the Company and its Independent Registered Public Accounting Firm on any matter of accounting principles or practices of financial statement disclosures, or auditing scope or procedure.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 Framework"). Under the supervision and with the participation of our management, including the PEO and PFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2025. Based on our evaluation under the 2013 Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ernst & Young LLP, an independent registered public accounting firm, as auditor of the Company’s financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025. Ernst & Young’s report is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal controls over financial reporting during the quarter ended December 31, 2025 that have materially or are reasonably likely to materially affect internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stoneridge, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Stoneridge, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stoneridge, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 16, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Detroit, Michigan
March 16, 2026
Item 9B. Other Information.
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 regarding our directors is incorporated by reference to the information under the sections and subsections entitled, “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 19, 2026. The information required by this Item 10 regarding our executive officers appears as a Supplementary Item following Item 1 under Part I, hereof.
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
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 19, 2026.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 19, 2026.
In May 2010, we adopted an Amended Directors’ Restricted Share Plan and an Amended and Restated Long-Term Incentive Plan, as amended. In May 2013, we adopted an Amended Directors’ Restricted Shares Plan and an Amended and Restated Long-Term Incentive Plan, as amended, to increase the number of shares available for issuance under these plans. In May 2016, we adopted the 2016 Long-Term Incentive Plan. In May 2018, we adopted the 2018 Amended and Restated Director’s Restricted Shares Plan. In May 2022, we adopted the 2018 Amended and Restated Director’s Restricted Shares Plan, Amendment No. 1, to increase the number of shares available for issuance under this plan. In May 2024, we adopted the 2018 Amended and Restated Director's Restricted Shares Plan, Amendment No. 2, to increase the number of shares available for issuance under the plan. In May 2025, we adopted the 2025 Long-Term Incentive Plan. Our shareholders approved each plan.
Equity compensation plan information as of December 31, 2025 is as follows:

Number of securities remaining available for future issuance under equity compensation plans (A)
Equity compensation plans approved by shareholders	697,694
Equity compensation plans not approved by shareholders	—
_____________________________
(A)Excludes 1,527,394 share units issued to key employees pursuant to the Company’s 2016 Long-Term Incentive Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the information under the subsections “Transactions with Related Persons”, “Review and Approval of Transactions with Related Persons” and “Director Independence” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 19, 2026.

Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated by reference to the information under the subsections “Service Fees Paid to Independent Registered Accounting Firm” and “Pre-Approval Policies and Procedures” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 19, 2026.

PART IV
Item 15. Exhibits, Financial Statement Schedule.
(a)The following documents are filed as part of this Form 10-K.

Exhibit Number	Exhibit
2.1
Stock Purchase Agreement, dated as of January 30, 2026, by and among Stoneridge, Inc., Stoneridge Electronics, Inc., and Control Devices Acquisition, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 2, 2026).

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

10.1	Stoneridge, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 2, 2017)*.

10.2	First Amendment to the Stoneridge, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on October 26, 2018)*.

10.3	Stoneridge, Inc. Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*.

10.4	First Amendment to the Stoneridge, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 20, 2020)*.

10.5	Stoneridge, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 12, 2021)*.

10.6
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

10.8	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)*.

10.9	Fifth Amended and Restated Credit Agreement, dated November 2, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 2, 2023).

10.10	Form of Stoneridge, Inc. Directors' Restricted Shares Plan 2025 Grant Agreement, filed herewith*.

10.11
Form of Stoneridge, Inc. Long-Term Incentive Plan 2023 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)*.

Exhibit Number	Exhibit
10.12
Form of Stoneridge, Inc. Long-Term Incentive Plan 2023 Restricted Share Units Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)*.

10.13	Employment Agreement, dated April 13, 2023, between the Company and James Zizelman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 18, 2023)*.

10.14	Indemnification Agreement, dated April 13, 2023, between the Company and James Zizelman (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 18, 2023).

10.15	Form of 2023 Phantom Share Grant Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 22, 2023)*.

10.16
Employment Contract, dated August 31, 2024, between the Company and Natalia Noblet (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024)*.

10.17
Amendment No. 1 to Fifth Amended and Restated Credit Agreement and Waiver (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

10.18
Amendment No. 2 to the Fifth Amended and Restated Credit Agreement and Consent Agreement, dated November 5, 2025 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 5, 2025).

10.19	Amendment No. 3 to the Fifth Amended and Restated Credit Agreement, dated March 6, 2026 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 11, 2026).

10.20
Mexico Manufacturing Agreement, dated as of January 30, 2026, by and between Stoneridge Electronics, Inc., and Stoneridge Control Devices, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2026).

10.21
China Manufacturing Agreement, dated as of January 30, 2026, by and between Stoneridge Electronics AS and Stoneridge Asia Pacific Electronics (Suzhou) Co. Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 2, 2026).

10.22
The Stoneridge, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement under the Securities Act of 1933 on Form S-8 filed on May 13, 2025)*.

10.23
Change in Control Agreement, dated August 13, 2025, by and between Stoneridge, Inc. and Rajaey Kased, (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025)*.

10.24
Transaction Bonus Letter, dated August 13, 2025, by and between Stoneridge, Inc. and Rajaey Kased (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025)*.

10.25
Separation Agreement, dated January 29, 2025, by and between Stoneridge, Inc. and Salvatore Orsini, (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025)*.

10.26	Cooperation Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 26, 2026).

19.1	Stoneridge Inc. Insider Trading and Pre-Clearance Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

Exhibit Number	Exhibit
21.1	Principal Subsidiaries and Affiliates of the Company, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

97.1	Stoneridge, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document
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

STONERIDGE, INC.

Date: March 16, 2026	/s/ MATTHEW R. HORVATH
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2026	/s/ JAMES ZIZELMAN
James Zizelman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 16, 2026	/s/ MATTHEW R. HORVATH
Matthew R. Horvath
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: March 16, 2026	/s/ ROBERT J. HARTMAN JR.
Robert J. Hartman Jr.
Chief Accounting Officer
(Principal Accounting Officer)

Date: March 16, 2026	/s/ WILLIAM M. LASKY
William M. Lasky
Chairman of the Board of Directors

Date: March 16, 2026	/s/ IRA C. KAPLAN
Ira C. Kaplan
Director

Date: March 16, 2026	/s/ KIM KORTH
Kim Korth
Director

Date: March 16, 2026	/s/ CARSTEN J. REINHARDT
Carsten J. Reinhardt
Director

Date: March 16, 2026	/s/ SHEILA RUTT
Sheila Rutt
Director

Date: March 16, 2026	/s/ FRANK S. SKLARSKY
Frank S. Sklarsky
Director