Form 10-Q
period 2026-03-31
STONERIDGE INC
filed 2026-05-15
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2026
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period     for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No
The number of Common Shares, without par value, outstanding as of May 11, 2026 was 28,235,245.

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
•the items described in Part I, Item 1A (“Risk Factors”) in the Company’s 2025 Form 10-K.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
STONERIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,536	$53,057
Accounts receivable, less reserves of $296 and $325, respectively	140,151	89,019
Inventories, net	111,252	106,422
Prepaid expenses and other current assets	26,061	26,956
Current assets of discontinued operations	—	86,342
Total current assets	348,000	361,796
Long-term assets:
Property, plant and equipment, net	60,231	62,659
Intangible assets, net	35,509	37,632
Goodwill	36,959	37,590
Operating lease right-of-use asset	9,020	9,570
Investments and other long-term assets, net	22,252	22,167
Long-term assets of discontinued operations	—	19,702
Total long-term assets	163,971	189,320
Total assets	$511,971	$551,116

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$103,494	$62,398
Accrued expenses and other current liabilities	69,090	65,132
Current liabilities of discontinued operations	—	29,955
Total current liabilities	172,584	157,485
Long-term liabilities:
Revolving credit facility	156,470	180,942
Deferred income taxes	8,730	9,972
Operating lease long-term liability	6,190	6,601
Other long-term liabilities	11,815	11,604
Long-term liabilities of discontinued operations	—	4,733
Total long-term liabilities	183,205	213,852
Preferred Shares, without par value, 5,000 shares authorized, none issued	—	—
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 28,236 and 28,018 shares outstanding at March 31, 2026 and December 31, 2025, respectively, with no stated value	—	—
Additional paid-in capital	215,639	219,186
Common Shares held in treasury, 730 and 948 shares at March 31, 2026 and December 31, 2025, respectively, at cost	(20,341)	(27,457)
Retained earnings	49,233	77,150
Accumulated other comprehensive loss	(88,349)	(89,100)
Total shareholders' equity	156,182	179,779
Total liabilities and shareholders' equity	$511,971	$551,116
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2026	2025

Net sales	$160,847	$149,057
Costs and expenses:
Cost of goods sold	125,891	113,807
Selling, general and administrative	32,529	25,865
Design and development	11,405	13,691
Operating loss	(8,978)	(4,306)
Interest expense, net	3,685	3,242
Equity in loss (earnings) of investee	231	(294)
Other expense (income), net	470	(825)
Loss before income taxes from continuing operations	(13,364)	(6,429)
Provision for income taxes from continuing operations	1,414	1,575
Loss from continuing operations	(14,778)	(8,004)
Discontinued operations:
Loss (income) from discontinued operations, net of tax	3,322	(808)
Loss on disposal, net of tax	9,817	—
Loss (income) from discontinued operations	13,139	(808)
Net loss	$(27,917)	$(7,196)

Loss per share from continuing operations:
Basic	$(0.53)	$(0.29)
Diluted	$(0.53)	$(0.29)

(Loss) income per share from discontinued operations:
Basic	$(0.47)	$0.03
Diluted	$(0.47)	$0.03

Loss per share from Stoneridge Inc.:
Basic	$(1.00)	$(0.26)
Diluted	$(1.00)	$(0.26)

Weighted-average shares outstanding:
Basic	27,898	27,680
Diluted	27,898	27,680
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended March 31,
(in thousands)	2026	2025

Net loss	$(27,917)	$(7,196)

Other comprehensive income, net of tax:
Foreign currency translation	751	12,783
Unrealized gain on derivatives (1)	—	1,343
Other comprehensive income, net of tax	751	14,126

Comprehensive (loss) income	$(27,166)	$6,930

(1)	Net of tax benefit of $0 and $357 for the three months ended March 31, 2026 and 2025, respectively.
The Company has combined comprehensive (loss) income from continuing operations and comprehensive (loss) income from discontinued operations herein.
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three months ended March 31, (in thousands)	2026	2025

OPERATING ACTIVITIES:
Net loss	$(27,917)	$(7,196)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Loss (income) from discontinued operations	3,322	(808)
Depreciation	3,434	5,428
Amortization, including accretion and write-off of deferred financing costs	2,776	2,054
Deferred income taxes	(179)	(402)
Loss (gain) of equity method investee	231	(294)
(Gain) loss on sale of fixed assets	(128)	4
Share-based compensation expense	3,570	1,136
Excess tax deficiency related to share-based compensation expense	183	440
Loss on disposal of business, net	9,817	—
Changes in operating assets and liabilities:
Accounts receivable, net	(49,469)	(14,610)
Inventories, net	(5,413)	5,263
Prepaid expenses and other assets	2,070	(1,379)
Accounts payable	41,966	10,792
Accrued expenses and other liabilities	4,238	9,661
Net cash (used for) provided by operating activities - continuing operations	(11,499)	10,089

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(836)	(6,070)
Proceeds from sale of fixed assets	229	82
Proceeds from disposal of business, net	59,000	—
Net cash provided by (used for) investing activities - continuing operations	58,393	(5,988)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	20,000	—
Revolving credit facility payments	(44,000)	—
Proceeds from issuance of debt	2,402	6,699
Repayments of debt	(2,416)	(6,699)
Other financing costs	(1,465)	(561)
Repurchase of Common Shares to satisfy employee tax withholding	(7)	(226)
Net cash used for financing activities - continuing operations	(25,486)	(787)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operations - discontinued operations	(3,195)	1,868
Cash used for investing activities - discontinued operations	(127)	(1,060)
Cash used for financing activities - discontinued operations	0	0
Net cash (used for) provided by discontinued operations	(3,322)	808

Effect of exchange rate changes on cash and cash equivalents	(607)	3,155
Net change in cash and cash equivalents	17,479	7,277
Cash and cash equivalents at beginning of period	53,057	71,832

Cash and cash equivalents at end of period	$70,536	$79,109

Supplemental disclosure of cash flow information:
Cash paid for interest from continuing operations	$4,378	$3,383
Cash paid for income taxes, net from continuing operations	$1,438	$1,852
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands)	Number of Common Shares outstanding	Number of treasury shares	Additional paid-in capital	Common Shares held in treasury	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity

BALANCE DECEMBER 31, 2024	27,695	1,271	$225,712	$(38,424)	$179,985	$(122,013)	$245,260
Net loss	—	—	—	—	(7,196)	—	(7,196)
Unrealized gain on derivatives, net	—	—	—	—	—	1,343	1,343
Currency translation adjustments	—	—	—	—	—	12,783	12,783
Issuance of Common Shares, net of repurchases	151	(151)	—	5,488	—	—	5,488
Share-based compensation, net	—	—	(4,582)	—	—	—	(4,582)
BALANCE MARCH 31, 2025	27,846	1,120	$221,130	$(32,936)	$172,789	$(107,887)	$253,096

BALANCE DECEMBER 31, 2025	28,018	948	$219,186	$(27,457)	$77,150	$(89,100)	$179,779
Net loss	—	—	—	—	(27,917)	—	(27,917)
Currency translation adjustments	—	—	—	—	—	751	751
Issuance of Common Shares, net of repurchases	218	(218)	—	7,116	—	—	7,116
Share-based compensation, net	—	—	(3,547)	—	—	—	(3,547)
BALANCE MARCH 31, 2026	28,236	730	$215,639	$(20,341)	$49,233	$(88,349)	$156,182
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(1) Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2025 Form 10-K.
On January 30, 2026, the Company completed the sale of its Control Devices business segment. The Company determined that the disposal of the Control Devices segment represented a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, the Company has applied the provisions of ASC Topic 205-20, Presentation of Financial Statements — Discontinued Operations, and has retrospectively presented the financial results of the Control Devices segment as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. The assets and liabilities, results of operations, and cash flows of the Control Devices segment have been segregated from those of continuing operations in the condensed consolidated balance sheets, condensed consolidated statements of comprehensive income (loss), and condensed consolidated statements of cash flows, respectively, for all periods presented. Unless otherwise noted, the disclosures in these notes to the unaudited condensed consolidated financial statements relate solely to the Company's continuing operations. See Note 3 — Discontinued Operations for further information.
Prior to the sale of the Control Devices segment, the Company reported three reportable segments: Electronics, Control Devices, and Stoneridge Brazil. Following the completion of the sale on January 30, 2026, the Control Devices segment is no longer a reportable segment of the Company. The Company now operates in two reportable segments: Electronics and Stoneridge Brazil. In connection with the retrospective presentation of Control Devices as discontinued operations, prior-period segment information has been recast to conform to the current period presentation in accordance with ASC Topic 280, Segment Reporting. See Note 14 — Segment Reporting for further information.
Reclassifications
Certain prior period amounts have been reclassified to conform to their 2026 presentation in the condensed consolidated financial statements.
(2) Recently Issued Accounting Standards
Recently Adopted Accounting Standards
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which allows entities to use a simplified approach when estimating credit losses for current accounts receivable and contract assets arising from revenue transactions. The standard update permits consideration of collections after the balance sheet date when estimating expected credit losses, and allows consideration of subsequent collections when estimating credit losses, reducing documentation burden. The standard is effective for annual and interim periods within annual reporting periods beginning after December 15, 2025. The Company adopted ASU 2025-05 in the first quarter of 2026. The adoption of this guidance did not have a significant impact on the Company’s financial statements.
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures,” which requires companies to disclose certain costs and expenses within the notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact on our annual consolidated financial statement disclosures.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which modernizes guidance on internal-use software costs to reflect current development practices and improve operability. The standard eliminates the project stages model and replaces it with a principles based recognition threshold. The standard also creates new capitalization criteria that clarifies capitalization when funding is authorized by management and is probable to be completed and used. The standard is effective for annual and interim periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact on our annual consolidated financial statements and disclosures.
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
(3) Discontinued Operations
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
The purchase price paid to the Company was $59,000 and was subject to customary post-closing adjustments. The Company incurred a loss on disposal, net of tax, of $9,817. The loss on disposal excludes the impact of the $21,628 impairment of fixed assets charge recognized in the fourth quarter of 2025.
The strategic review of the Control Devices business did not meet the criteria for classifying the Control Devices segment as held for sale as of December 31, 2025.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Mexico Manufacturing Agreement
Simultaneously with the Closing, Stoneridge Electronics and Buyer entered into a Mexico Manufacturing Agreement pursuant to which Stoneridge Electronics will continue manufacturing certain products for Buyer through its Mexico-based maquiladora using machinery and tools transferred to Buyer under the Purchase Agreement. The Mexico Manufacturing Agreement has an initial three-year term and automatically renews for successive one-year periods unless either Stoneridge Electronics or Buyer provides written notice of non-renewal at least twelve months prior to the expiration of the then-current term. Under the Mexico Manufacturing Agreement, Buyer is responsible for payment of materials costs, the product price and certain other costs incurred outside the ordinary course of manufacturing and fulfillment. Product pricing under this agreement was intended to, and is expected to result in, returns that are materially consistent with historical actuals.
During the three months ended March 31, 2026, the Company received payments from Buyer of $3,801 related to manufacturing activities, $8,960 related to materials cost reimbursements, and $6,375 related to the settlement of outstanding accounts payable as of the closing date of the sale.
As of March 31, 2026, amounts receivable from Buyer under the Agreement were $8,928 and amounts payable to Buyer were $500, each presented on a gross basis within accounts receivable and accrued liabilities, respectively, on the Company's consolidated balance sheet.
China Manufacturing Agreement
Simultaneously with the Closing, Buyer and Stoneridge Electronics AS entered into a China Manufacturing Agreement pursuant to which Buyer will continue manufacturing certain products for the Company’s Electronics business segment at the facility in Suzhou, China transferred to Control Devices under the Purchase Agreement. The China Manufacturing Agreement has an initial twelve (12) month term and will automatically extend for an additional six months unless Stoneridge Electronics AS provides written notice of termination at least thirty (30) days prior to the end of the initial term. Manufacturing costs under the China Manufacturing Agreement are expected to be based on Buyer’s actual costs, consistent with the historical cost structure used at the facility in Suzhou, China. Under the China Manufacturing Agreement Stoneridge Electronics AS is responsible for payment of materials costs, shipping costs, manufacturing costs and any excluded costs approved by Stoneridge Electronics AS in writing. A fixed USD/RMB exchange rate applies for the first six (6) months following the Closing, with adjustments every three (3) months thereafter.
During the three months ended March 31, 2026, the Company incurred costs related to the China Manufacturing Agreement of $551 related to manufacturing service fees and $2,068 related to materials cost reimbursement.
As of March 31, 2026, amounts receivable from Buyer under the Agreement were $2,822 and amounts payable to Buyer were $5,715, each presented on a gross basis within accounts receivable and accrued liabilities, respectively, on the Company's consolidated balance sheet.
As a result of the sale and entering into the Mexico and China Manufacturing agreements, the Company does not have any revenues or expenses presented in continuing operations after the disposal transaction that before the disposal transaction were eliminated in consolidated financial statements as intra-entity transactions.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The following tables display summarized activity in our condensed consolidated statements of operations for discontinued operations during the three months ended March 31, 2026 and 2025, related to the Control Devices business.

	Three months ended March 31,
	2026 (A)	2025
Net sales	$21,960	$69,855
Costs and expenses:
Cost of goods sold	17,749	58,807
Selling, general and administrative	5,788	5,831
Design and development	1,210	4,136
Operating income from discontinued operations	(2,787)	1,081
Interest expense (income), net	—	(75)
Other expense, net	257	359
(Loss) income before income taxes from discontinued operations	(3,044)	797
Provision (benefit) for income taxes from discontinued operations	278	(11)
(Loss) income from discontinued operations, net of tax	(3,322)	808

Loss on disposal (B)	(8,957)	—
Income tax provision on loss on disposal	(860)	—
Loss on disposal, net of tax	(9,817)	—

(Loss) income from discontinued operations	$(13,139)	$808
(A)    The operations of the Control Devices business were included only for the period ended January 30, 2026 as the sale was completed on January 30, 2026. Also includes expenses incurred in February and March 2026, after the sale, but related to discontinued operations.
(B)    Included in earnings of discontinued operations before income tax expenses for the three months ended March 31, 2026 were transaction costs of $3,700 and $300, respectively.

The following table presents depreciation and amortization and capital expenditures attributable to the Control Devices business for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Depreciation and amortization	$701	$2,326
Capital expenditures	$127	$1,063

Intercompany sales to Control Devices were $418 and $5,694 for the three months ended March 31, 2026 and 2025, respectively.

Intercompany purchases from Control Devices were $378 and $1,022 for the three months ended March 31, 2026 and 2025, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The following table summarizes the major classes of assets and liabilities of the Control Devices business presented as discontinued operations as of December 31, 2025:

December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$13,194
Accounts receivable, less reserves	42,410
Inventories, net	26,180
Prepaid expenses and other current assets	4,558
Long-term assets:
Property, plant and equipment, net	16,263
Intangible assets, net	341
Other assets	3,098
Total assets of discontinued operations	$106,044
LIABILITIES
Accounts payable	$19,769
Accrued expenses and other current liabilities	10,186
Long-term liabilities	4,733
Total liabilities of discontinued operations	$34,688
(4) Revenue
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three months ended March 31, 2026 and 2025:

	Electronics		Stoneridge Brazil		Consolidated
Three months ended March 31,	2026	2025	2026	2025	2026	2025
Net Sales:
North America	$46,893	$42,769	$—	$—	$46,893	$42,769
South America	—	—	15,999	14,274	15,999	14,274
Europe	97,576	91,043	—	—	97,576	91,043
Asia Pacific	379	971	—	—	379	971
Total net sales	$144,848	$134,783	$15,999	$14,274	$160,847	$149,057
______________________
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
Contract Balances
The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of March 31, 2026 and December 31, 2025.

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

	March 31, 2026	December 31, 2025
Raw materials	$78,943	$78,256
Work-in-progress	6,209	5,610
Finished goods	26,100	22,556
Total inventories, net	$111,252	$106,422
Inventory valued using the FIFO method was $95,290 and $91,848 at March 31, 2026 and December 31, 2025, respectively. Inventory valued using the average cost method was $15,962 and $14,574 at March 31, 2026 and December 31, 2025, respectively.
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
Derivative Instruments and Hedging Activities
During 2025, the Company had open Mexican peso-denominated foreign currency forward contracts. The Company used foreign currency forward contracts solely for hedging and not for speculative purposes. Management believes that its use of these instruments to reduce risk was in the Company’s best interest. The counterparties to these financial instruments were financial institutions with investment grade credit ratings.
Foreign Currency Exchange Rate Risk
Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction with the resulting adjustments included on the condensed consolidated statements of operations within other expense (income), net. These foreign currency transaction losses (gains), including the impact of hedging activities, were $275 and $(258) for the three months ended March 31, 2026 and 2025, respectively.
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Cash Flow Hedges
The Company entered into foreign currency forward contracts to hedge the Mexican peso currency in 2025. These forward contracts were executed to hedge forecasted transactions and have been accounted for as cash flow hedges. As such, gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive loss, to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated other comprehensive loss fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. The cash flow hedges were highly effective. The effectiveness of the transactions were measured using regression analysis and forecasted future purchases of the currency.
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
The Company evaluated the effectiveness of the Mexican peso denominated forward contracts held during 2025 and concluded that the hedges were highly effective.
Gross amounts recorded for the cash flow hedges in other comprehensive income and in net loss for the three months ended March 31 were as follows:

	Gain recorded in other comprehensive income		(Loss) reclassified from other comprehensive income into net loss (A)
	2026	2025	2026	2025
Derivatives designated as cash flow hedges:
Forward currency contracts	$—	$1,103	$—	$(597)
_____________________________

(A)
Losses reclassified from other comprehensive income into net loss recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $(597) for the three months ended March 31, 2025.

Cash flows from derivatives used to manage foreign currency exchange risks are classified as operating activities within the condensed consolidated statements of cash flows.
Fair Value Measurements
Historically, certain assets and liabilities held by the Company were measured at fair value on a recurring basis and were categorized using the three levels of the fair value hierarchy based on the reliability of the inputs used. Fair values estimated using Level 1 inputs consisted of quoted prices in active markets for identical assets or liabilities that the Company had the ability to access at the measurement date. Fair values estimated using Level 2 inputs, other than quoted prices, were observable for the asset or liability, either directly or indirectly and included among other things, quoted prices for similar assets or liabilities in markets that were active or inactive as well as inputs other than quoted prices that were observable. For forward currency contracts, inputs included forward foreign currency exchange rates. Fair values estimated using Level 3 inputs consisted of significant unobservable inputs. There were no assets or liabilities measured at fair value at March 31, 2026 or December 31, 2025.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(7) Share-Based Compensation
Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expense, was $3,570 and $1,136 for the three months ended March 31, 2026 and 2025, respectively. The three months ended March 31, 2026 includes accelerated expense for employee retirements.
(8) Debt
Debt consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025	Interest rate at March 31, 2026	Maturity
Revolving Credit Facility
Revolving Credit Facility	$156,470	$180,942	7.53%	July 2027
Revolving Credit Facility
On November 2, 2023, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility provided for a $275,000 senior secured revolving credit facility and it replaced and superseded the Fourth Amended and Restated Credit Agreement. The Credit Facility had an accordion feature, which allows the Company to increase the availability by up to $150,000 upon the satisfaction of certain conditions, including the consent of lenders providing the increase in commitments, and also included a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Credit Facility had a termination date of November 2, 2026. Borrowings under the Credit Facility bear interest at either the Base Rate or the SOFR rate, at the Company’s option, plus the applicable margin as set forth in the Credit Facility. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio.
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
On February 26, 2025, the Company entered into Amendment No. 1 to the Fifth Amended and Restated Credit Agreement and Waiver (“Amendment No. 1”). Amendment No. 1 provided for certain covenant relief and restrictions during the “Covenant Relief Period” (the period ending on the date that the Company was required to deliver a compliance certificate for the quarter ending December 31, 2025). During the Covenant Relief Period:
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
•the Company’s aggregate amount of cash and cash equivalents, defined as 100% of North American and 65% of foreign cash balances, could not exceed $70,000;
•the sale of significant assets (as defined) required repayment in the amount of any net cash proceeds received resulting in the reduction of the Credit Facility commitment, at the lesser of $100,000 or the net cash proceeds;
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
On November 5, 2025, the Company entered into Amendment No. 2 to the Fifth Amended and Restated Credit Agreement and Consent Agreement (“Amendment No. 2”). Amendment No. 2 amended the Credit Facility and provided for certain covenant relief and restrictions through the Credit Facility's termination date of November 2, 2026. Amendment No. 2 superseded certain terms of the Credit Facility and Amendment No. 1 beginning November 5, 2025 and ending at the Credit Facility's termination date of November 2, 2026. Amendment No. 2 amended certain Credit Facility terms and provided covenant relief as follows:
•borrowing capacity was reduced from $275,000 to $225,000;
•the sale of the Control Devices business (as defined) was a permitted transaction and upon notice would result in the reduction of the Credit Facility commitment, at the lesser of $50,000 or the net cash proceeds of this transaction;
•the current minimum interest coverage ratio of 2.5 was extended through the quarter ending March 31, 2026 and increased to 3.5 for the quarter ended June 30, 2026 and thereafter;
◦if the Control Devices business sale is consummated, the minimum interest coverage ratio will increase to 3.5 as of the last day of the first full quarter ending after the sale and thereafter; and
•the maximum leverage ratio of 4.5 for the quarter ended September 30, 2025 and 3.5 for the quarter ended December 31, 2025 and thereafter remained unchanged.
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
On March 6, 2026, the Company entered into Amendment No. 3 to the Fifth Amended and Restated Credit Agreement (“Amendment No. 3”). Amendment No. 3 amends and restates the Credit Facility in its entirety beginning December 31, 2025 and ending at the Credit Facility's amended termination date of July 1, 2027. Amendment No. 3 also provides for certain covenant relief and adjustments to terms and conditions as follows:
•expiration date of the Credit Facility is extended from November 2, 2026 to July 1, 2027;
•the current minimum interest coverage ratio of 2.50 was reduced to 1.60 for the quarter ended March 31, 2026, 1.70 for the quarter ended June 30, 2026, 1.75 for the quarter ended September 30, 2026 and 2.50 for the quarter ended December 31, 2026 and thereafter;
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
As a result of entering into Amendment No.3, the Company capitalized $1,540 of deferred financing costs and wrote off $182 of previously recorded deferred financing costs during the three months ended March 31, 2026.
Borrowings outstanding on the Credit Facility were $156,470 and $180,942 at March 31, 2026 and December 31, 2025, respectively.
The Company was in compliance with all Credit Facility covenants at March 31, 2026 and December 31, 2025.
The Company also has outstanding letters of credit of $3,106 at March 31, 2026 and $2,106 at December 31, 2025.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Debt
The Company’s wholly owned subsidiary located in Stockholm, Sweden (the “Stockholm subsidiary”), has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $2,115 and $2,174, at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, there were no borrowings outstanding on this overdraft credit line. During the three months ended March 31, 2026, the subsidiary borrowed and repaid 21,788 Swedish krona, or $2,598. The Stockholm subsidiary has pledged certain of its assets as collateral in order to obtain a guarantee of certain of the Stockholm subsidiary’s obligations to third parties.
(9) Loss Per Share
Basic loss per share was computed by dividing net loss by the weighted-average number of Common Shares outstanding for each respective period. Diluted loss per share was calculated by dividing net loss by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 517,198 and 136,118 for the three months ended March 31, 2026 and 2025, respectively, were excluded from diluted loss per share because the effect would be anti-dilutive.
Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended March 31,
	2026	2025
Basic weighted-average Common Shares outstanding	27,897,778	27,679,924
Effect of dilutive shares	—	—
Diluted weighted-average Common Shares outstanding	27,897,778	27,679,924
There were 734,923 and 1,002,950 performance-based right to receive Common Shares outstanding at March 31, 2026 and 2025, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share, to the extent they are not anti-dilutive, based on the number of Common Shares that would be issuable if the end of the quarter were the end of the performance period.
(10) Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at January 1, 2026	$(89,100)	$—	$(89,100)
Other comprehensive income before reclassifications	751	—	751
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net other comprehensive income, net of tax	751	—	751
Balance at March 31, 2026	$(88,349)	$—	$(88,349)

Balance at January 1, 2025	$(120,095)	$(1,918)	$(122,013)
Other comprehensive income before reclassifications	12,783	871	13,654
Amounts reclassified from accumulated other comprehensive loss	—	472	472
Net other comprehensive income, net of tax	12,783	1,343	14,126
Balance at March 31, 2025	$(107,312)	$(575)	$(107,887)

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
As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three months ended March 31, 2026 and 2025, the Company did not recognize any expense related to groundwater remediation. At March 31, 2026 and December 31, 2025, the Company had accrued liabilities of $138 and $142, respectively, related to expected future remediation costs. At March 31, 2026 and December 31, 2025, $38 and $42, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amounts as of March 31, 2026 and December 31, 2025 were recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.
The Company’s Stoneridge Brazil subsidiary has civil, labor, environmental and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$43,792 ($8,391) and R$43,818 ($7,964) at March 31, 2026 and December 31, 2025, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations and cash flows.
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
Long-Term Supply Commitment
In 2022, the Company entered into a long-term supply agreement, as amended, with a supplier for the purchase of certain electronic semiconductor components through December 31, 2030. Pursuant to the agreement, the Company paid capacity deposits of $1,000 each in December 2022 and June 2023. The capacity deposits are recognized in prepaid and other current assets on our condensed consolidated balance sheets and amortized ratably based on purchases over the life of the purchase commitment. This long-term supply agreement requires the Company to purchase minimum annual volumes while requiring the supplier to sell these components at a fixed price. The Company did not purchase any of these components, related to the annual required purchases, during the three months ended March 31, 2026 and 2025, respectively. The Company is required to purchase $3,876, $7,489, $8,861, $5,975 and $2,170 of these components in each of the years 2026 through 2030, respectively. We evaluate our long-term supply agreement on a continuous basis in the context of customer demand and overall market dynamics. Part of that evaluation process has resulted in re-negotiating minimum annual volumes in the past. Should customer demand and market dynamics require us to re-evaluate our long-term supply commitments, we intend to engage with the supplier to negotiate an amendment to the long term supply agreement and amend the supply commitments to align with current market conditions.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Product Warranty and Recall
Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims, forecasts of the resolution of existing claims, expected future claims on products sold and commercial discussions with our customers. The key factors in our estimate are the warranty period and the customer source. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall reserve included $8,997 and $9,378 of a long-term liability at March 31, 2026 and December 31, 2025, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.
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
The following provides a reconciliation of changes in product warranty and recall reserve liability:

Three months ended March 31,	2026	2025
Product warranty and recall reserve at beginning of period	$22,302	$23,373
Accruals for warranties established during period	3,056	3,641
Aggregate changes in pre-existing liabilities due to claim developments	401	681
Settlements made during the period	(4,226)	(3,616)
Foreign currency translation	(375)	1,729
Product warranty and recall reserve at end of period	$21,158	$25,808
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Business realignment charges incurred by reportable segment were as follows:

	Three months ended March 31,
	2026	2025
Electronics (A)	384	1,373
Unallocated Corporate (B)	—	1,077
Total business realignment charges	$384	$2,450
_____________________________________

(A)
Severance costs for the three months ended March 31, 2026 related to SG&A were $384, and related to severance costs in Europe. Severance costs for the three months ended March 31, 2025 related to COGS, SG&A and D&D were $1,073, $106 and $194, respectively. The majority of the 2025 business realignment costs relate to operational efficiency initiatives at our Juarez facility.

(B)	Severance related costs for the three months ended March 31, 2025 related to SG&A were $1,077.
Business realignment charges incurred, classified by statement of operations line item were as follows:

	Three months ended March 31,
	2026	2025
Cost of goods sold	$—	$1,073
Selling, general and administrative	384	1,183
Design and development	—	194
Total business realignment charges	$384	$2,450
Reconciliations of the beginning and ending liability balances related to business realignment were as follows:

			Utilization
	Accrual as of January 1, 2026	2026 Charge to Expense	Cash	Non-Cash	Accrual as of March 31, 2026
Employee termination costs	$568	$384	$(353)	$—	$599
Total	$568	$384	$(353)	$—	$599

			Utilization
	Accrual as of January 1, 2026	2025 Charge to Expense	Cash	Non-Cash	Accrual as of March 31, 2025
Employee termination costs	$411	$2,450	$(878)	$—	$1,983
Total	$411	$2,450	$(878)	$—	$1,983
(13) Income Taxes
For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income. Tax jurisdictions with a projected or year to date loss for which a benefit cannot be realized are excluded.
For the three months ended March 31, 2026, income tax expense from continuing operations of $1,414 was attributable to the mix of earnings among tax jurisdictions, tax credits and incentives and the impact of valuation allowances in certain jurisdictions. The effective tax rate of (10.6)% varies from the statutory rate primarily due to tax credits and incentives and the impact of valuation allowances in certain jurisdictions.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
For the three months ended March 31, 2025, income tax expense from continuing operations of $1,575 was attributable to the mix of earnings among tax jurisdictions, the impact of valuation allowances in certain jurisdictions and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of (24.5)% varies from the statutory rate primarily due to the impact of valuation allowances in certain jurisdictions and tax credits and incentives offset by U.S. taxes on foreign earnings.
(14) Segment Reporting
Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer.
The Company has two reportable segments, Electronics and Stoneridge Brazil, which also represent its operating segments. The Electronics reportable segment produces advanced driver information solutions, vision systems, connectivity and compliance solutions and control modules. The Stoneridge Brazil reportable segment designs and manufactures vehicle tracking devices and monitoring services, driver information systems, vehicle security alarms and convenience accessories telematics solutions and multimedia devices.
In January 2026, the Company completed the sale of its Control Devices segment. Control Devices was previously a separate reportable segment of the Company; however, it is not reflected in the segment information presented below for any period shown.
The accounting policies of the Company’s reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Company’s 2025 Form 10-K. The Company’s management evaluates the performance of its reportable segments based primarily on revenues from external customers, operating income and capital expenditures. Inter-segment sales are accounted for on terms similar to those to third parties and are eliminated upon consolidation.
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
The financial information presented below is for our two reportable operating segments and includes adjustments for unallocated corporate costs and intercompany eliminations, where applicable. Such costs and eliminations do not meet the requirements for being classified as an operating segment. Unallocated Corporate costs include various support functions, such as accounting/finance, executive administration, human resources, information technology and legal as well as share-based compensation.
A summary of financial information by reportable segment is as follows:

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

	Three months ended March 31,
	2026	2025
Net Sales:
Electronics	$144,848	$134,783
Inter-segment sales	13	5,751
Electronics net sales	144,861	140,534
Stoneridge Brazil	15,999	14,274
Inter-segment sales	2,143	135
Stoneridge Brazil net sales	18,142	14,409
Eliminations	(2,156)	(5,886)
Total net sales	$160,847	$149,057
Cost of Goods Sold:
Electronics	$116,822	$104,526
Stoneridge Brazil	9,173	9,169
Unallocated Corporate (A)	(104)	112
Total cost of goods sold	$125,891	$113,807

Design and Development:
Electronics	$10,979	$12,000
Stoneridge Brazil	426	782
Unallocated Corporate (A)	—	909
Total design and development	$11,405	$13,691

Other Segment Costs:
Electronics	$13,314	$12,751
Stoneridge Brazil	5,079	3,738
Unallocated Corporate (A)	14,136	9,376
Total other segment costs	$32,529	$25,865

Operating (Loss) Income:
Electronics	$3,732	$5,505
Stoneridge Brazil	1,321	585
Unallocated Corporate (A)	(14,031)	(10,396)
Total operating loss	$(8,978)	$(4,306)

Depreciation and Amortization:
Electronics	$4,094	$3,540
Stoneridge Brazil	1,262	1,093
Unallocated Corporate	343	313
Total depreciation and amortization (B)	$5,699	$4,946

Interest Expense (Income), net:
Electronics	$149	$255
Stoneridge Brazil	134	(149)
Unallocated Corporate	3,402	3,136
Total interest expense, net	$3,685	$3,242

Capital Expenditures:
Electronics	$3,804	$3,880
Stoneridge Brazil	455	298
Corporate (C)	36	160
Total capital expenditures	$4,295	$4,338

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

	March 31, 2026	December 31, 2025
Total Assets:
Electronics	$408,653	$366,258
Stoneridge Brazil	66,022	60,930
Corporate (C)	369,679	410,993
Eliminations	(332,383)	(287,065)
Total assets	$511,971	$551,116
The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended March 31,
	2026	2025
Net Sales:
United States	$46,893	$42,769
North America	$46,893	$42,769
Brazil	15,999	14,274
South America	$15,999	$14,274
Sweden	31,872	38,048
Estonia	38,501	30,198
Netherlands	26,065	21,789
Other Europe	1,138	1,008
China	379	971
Europe and Other	$97,955	$92,014
Total net sales	$160,847	$149,057

	March 31, 2026	December 31, 2025
Long-term Assets:
United States	$18,993	$18,211
Mexico	8,292	28,493
North America	$27,285	$46,704
Brazil	31,960	31,191
South America	$31,960	$31,191
Sweden	32,943	34,962
Estonia	11,654	11,052
Netherlands	59,741	61,322
Other Europe	388	439
China	—	3,650
Europe and Other	$104,726	$111,425
Total long-term assets	$163,971	$189,320
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(15) Investments
In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company has contributed $9,330 to the Autotech Fund II as of March 31, 2026. The Company did not contribute to or receive distributions from Autotech Fund II during the three months ended March 31, 2026 and 2025, respectively. The Company has a 6.7% interest in Autotech Fund II. The Company recognized losses (gains) of $231 and $(294) during the three months ended March 31, 2026 and 2025, respectively. The Autotech Fund II investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $8,211 and $8,442 as of March 31, 2026 and December 31, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a global supplier of safe and efficient electronics systems and technologies. Our systems and products power vehicle intelligence, while enabling safety and security for global commercial, off-highway, automotive and agricultural vehicle markets.
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes related thereto and other financial information included elsewhere herein.
Segments
On December 31, 2025, we conducted our business in three reportable business segments, which were the same as our three operating segments: Control Devices, Electronics and Stoneridge Brazil. In January 2026, we completed the sale of the Control Devices segment, which is reflected as discontinued operations in all periods presented. As a result, we now operate our business in two reportable business segments, which are the same as our two operating segments.
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
First Quarter Overview
The Company had net loss from continuing operations of $14.8 million, or $(0.53) per diluted share, for the three months ended March 31, 2026.
Net loss from continuing operations for the quarter ended March 31, 2026 increased by $6.8 million, or $(0.24) per diluted share, from net loss from continuing operations of $8.0 million, or $(0.29) per diluted share, for the three months ended March 31, 2025. Net sales increased by $11.8 million, or 7.9%, compared to the three months ended March 31, 2025, from the favorable impact of foreign currency translation, higher sales resulting from the Mexico Manufacturing Agreement related to the sale of Control Devices, and higher MirrorEye system sales. These increases were offset by a decrease in product sales to the European and North American commercial vehicle markets including lower sales for the Smart 2 tachograph due to the end of a regulatory retrofit campaign in 2025. Gross margin for the quarter ended March 31, 2026 decreased to 21.7% from 23.6% for the three months ended March 31, 2025 due to higher direct material costs in our Electronics segment from adverse sales mix and higher direct material labor costs. SG&A expense increased primarily due to higher share-based compensation expense from the retirement related accelerated vesting, Brazilian indirect taxes and higher legal expenses, which were offset by lower D&D expense from higher customer reimbursements in our Electronics segment. In addition, non-operating foreign currency losses unfavorably impacted results for the quarter ending March 31, 2026.
Our Electronics segment net sales increased by 7.5% compared to the first quarter of 2025 primarily due to favorable euro and Swedish krona foreign currency translation, higher MirrorEye system sales and higher sales of $3.8 million resulting from the Mexico Manufacturing Agreement related to the sale of Control Devices. These increases were offset by a decrease in product sales to the European and North American commercial vehicle markets including lower sales for the Smart 2 tachograph product. Segment gross margin decreased compared to the first quarter of 2025 from higher direct material costs as a percentage of sales from unfavorable sales mix and higher direct labor costs slightly offset by lower overhead spending including tariff recoveries and lower business realignment costs. Operating income for the segment decreased compared to the first quarter of 2025 because of lower gross profit and higher SG&A expense from higher wages and business realignment costs offset by lower D&D from higher customer reimbursements.
Our Stoneridge Brazil segment net sales increased by 12.1% compared to the first quarter of 2025 primarily from favorable foreign currency translation and higher OEM product sales. Operating income increased due to favorable variances from U.S. dollar denominated purchases and higher contribution from higher sales levels offset by higher SG&A from higher incentive compensation and Brazilian indirect taxes.

In the first quarter of 2026, SG&A expenses increased by $6.7 million compared to the first quarter of 2025 driven primarily because of higher share-based compensation from retirement related accelerated vesting, Brazilian indirect taxes and higher legal expenses.
In the first quarter of 2026, D&D costs decreased by $2.3 million compared to the prior year first quarter in our Electronics segment as a result of higher customer reimbursements.
At March 31, 2026 and December 31, 2025, we had cash and cash equivalents balances primarily held at our foreign locations of $70.5 million and $53.1 million, respectively, and we had $156.5 million and $180.9 million, respectively, in borrowings outstanding on our Credit Facility. The 2026 decrease in Credit Facility borrowings and the increase in cash and cash equivalents was mostly due to proceeds received from the sale of Control Devices.
Outlook
Stoneridge's remaining portfolio, after the sale of the Control Devices business, will be focused on technology solutions primarily for the global commercial vehicle and off-highway end markets. More specifically, Stoneridge will serve three primary product categories: vision and safety, connectivity, and vehicle intelligence and electronic controls, each with their own significant growth opportunities. We expect continued expansion of our vision and safety systems, including MirrorEye® and adjacent products and advanced technologies, through maturity of our existing products and the introduction of new products to the market, including our connected trailer and surround-view capabilities. As we continue to invest in these capabilities, we have generated a comprehensive technology roadmap that we expect will both enhance and expand on our existing products and bring new products and technologies to the market. We expect this will drive growth that significantly outpaces our weighted-average end markets resulting in shareholder value creation.
Our financial performance has been affected by increasing costs of materials, labor, and other inputs used to manufacture and sell our products, including higher costs for memory and other semiconductor components. To minimize the impact of these incremental costs, we continue to take mitigation actions, including negotiating price increases and cost recoveries with our customers, improving manufacturing performance and optimizing our global cost structure to both reduce costs and improve operational efficiency. While we expect these actions will contribute to improved financial performance by offsetting cost pressures, there can be no assurance that our mitigation efforts will fully offset the impact of these cost increases.
In February 2026, the U.S. government imposed new tariffs on imported products from China and Mexico, in addition to tariffs imposed during 2025, and in April 2026 announced additional broad-based tariffs on imports from most U.S. trading partners. The Company has manufacturing and supply chain exposure from materials sourced from other countries and products produced in Mexico. If existing or proposed tariffs are sustained or expanded, they could materially increase our cost of goods sold and adversely affect our results of operations and cash flows. We continue to implement mitigation actions to reduce the impact of tariffs, including negotiating cost recoveries and price adjustments with our customers, evaluating alternative sourcing arrangements and assessing opportunities to adjust our manufacturing footprint. However, there can be no assurance that these actions will fully offset the incremental costs, and the ultimate impact will depend on the scope and duration of the tariffs and our ability to pass costs through to customers.
Based on IHS Markit production forecasts, in 2026 the European and North American commercial vehicle end market volumes are forecasted to increase 1.2% and 3.4%, respectively. Over the long-term, we expect our Electronics’ segment sales to continue to outperform forecasted changes in production volumes due to strong demand for our existing products including our OEM MirrorEye programs in North America and Europe as well as from launches of awarded business. In addition, over the long-term we expect revenue growth and margin contribution from our off-highway products. We continue to focus on margin improvement through material cost reduction and product quality initiatives. We continue to invest in the development of advanced system capabilities that are complementary to our driver information solutions and vision systems such as integrated driver assistance technologies and an intelligent connected trailer system.
In April 2026, the International Monetary Fund forecasted the Brazil gross domestic product to grow 1.9% in 2026. We expect our served market channels to remain relatively stable in 2026 based on current market and economic conditions; however our sales of in-region OEM products are expected to increase in the second half of 2026 due to the launch of an awarded infotainment product. Stoneridge Brazil will focus on continuing to grow our OEM capabilities in-region to better support our global customers. This focus will provide opportunities for future growth and provide a platform to continue to rotate our local portfolio to more closely align with our global business.
In 2026, we expect net D&D spend to increase driven by spend for quality improvement and the development of next generation products. We continue to evaluate and optimize our engineering footprint to enhance capabilities and capacity for the most efficient return on our engineering spend including increasing the utilization of our Stoneridge Brazil engineering and dedicated engineering partners in India to support Electronics segment projects.

While we expect continued supply chain challenges across our end markets in 2026, we continue to focus on operating performance and enterprise-wide cost reduction. We remain focused on improving cash generation and the reduction of debt through efficient operating performance, structural cost savings and targeted actions to reduce our inventory levels.
Our future effective tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles and our jurisdictional mix of earnings. We monitor these factors and the impact on our effective tax rate.
Other Matters
A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw materials purchased by our Electronics and Stoneridge Brazil segments are denominated in U.S. dollars and, therefore, movements in foreign currency exchange rates can also have a significant effect on our results of operations. In the first quarter of 2026, the U.S. Dollar weakened against the Brazilian real favorably impacting our financial results while it strengthened against the Swedish krona and weakened against the Mexican peso which had an unfavorable impact to our reported results. In the first quarter of 2025, the U.S dollar strengthened against the Brazilian real unfavorably impacting our financial results while it weakened against the Swedish krona which had a favorable impact to our reported results.
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
We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. Because of these actions, we incur severance and resignation related costs that we refer to as business realignment charges. Business realignment costs of $0.4 million and $2.5 million were incurred in the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2025, we incurred $1.4 million in business realignment costs related to operational efficiency initiatives at our Juarez facility. We may incur additional realignment costs in the future.
Because of the competitive nature of the markets we serve, we face pricing pressures from our customers in the ordinary course of business. In response to these pricing pressures, we have been able to manage our production costs through a combination of negotiated cost recoveries with customers, material cost reduction initiatives and optimization of our global manufacturing footprint, the net impact of which to date has not been material to our results of operations. However, these efforts may not be sufficient to fully offset future pricing pressures, particularly in light of current macroeconomic conditions, including tariffs and supply chain disruptions, and if we are unable to effectively manage production costs, our results of operations could be adversely affected.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Three months ended March 31,	2026		2025		Dollar increase (decrease)
Net sales	$160,847	100.0%	$149,057	100.0%	$11,790
Costs and expenses:
Cost of goods sold	125,891	78.3	113,807	76.4	12,084
Selling, general and administrative	32,529	20.2	25,865	17.4	6,664
Design and development	11,405	7.1	13,691	9.2	(2,286)
Operating loss	(8,978)	(5.6)	(4,306)	(2.9)	(4,672)
Interest expense, net	3,685	2.3	3,242	2.2	443
Equity in loss (earnings) of investee	231	0.1	(294)	(0.2)	525
Other expense (income), net	470	0.3	(825)	(0.6)	1,295
Loss before income taxes from continuing operations	(13,364)	(8.3)	(6,429)	(4.3)	(6,935)
Provision for income taxes from continuing operations	1,414	0.9	1,575	1.1	(161)
Loss from continuing operations	(14,778)	(9.2)	(8,004)	(5.4)	(6,774)
Discontinued operations:
Loss (income) from discontinued operations, net of tax	3,322	2.1	(808)	(0.5)	4,130
Loss on disposal, net of tax	9,817	6.1	—	—	9,817
Loss (income) from discontinued operations	13,139	8.2	(808)	(0.5)	13,947
Net loss	$(27,917)	(17.4)%	$(7,196)	(4.8)%	$(20,721)
Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Three months ended March 31,	2026		2025		Dollar increase	Percent increase
Electronics	$144,848	90.1%	$134,783	90.4%	$10,065	7.5%
Stoneridge Brazil	15,999	9.9	14,274	9.6	1,725	12.1%
Total net sales	$160,847	100.0%	$149,057	100.0%	$11,790	7.9%
Our Electronics segment net sales increased $10.1 million because of favorable euro and Swedish krona foreign currency translation of $12.3 million and higher sales of $3.8 million resulting from the Mexico Manufacturing Agreement related to the sale of Control Devices. Additionally, sales increased in our North American commercial vehicle market by $0.9 million driven by higher MirrorEye system sales partially offset by lower customer production volumes. These increases were offset by lower sales volumes in our European commercial vehicle market of $7.4 million, primarily due to lower sales for the Smart 2 tachograph product resulting from the end of a retrofit campaign in 2025, and lower customer production volumes partially offset by higher MirrorEye system sales.
Our Stoneridge Brazil segment net sales increased $1.7 million from favorable foreign currency translation and higher OEM product sales.

Net sales by geographic location are summarized in the following table (in thousands):

Three months ended March 31,	2026		2025		Dollar increase	Percent increase
North America	$46,893	29.2%	$42,769	28.7%	$4,124	9.6%
South America	15,999	9.9	14,274	9.6	1,725	12.1%
Europe and Other	97,955	60.9	92,014	61.7	5,941	6.5%
Total net sales	$160,847	100.0%	$149,057	100.0%	$11,790	7.9%
The increase in North American net sales was due to an increase in sales resulting from the Mexico Manufacturing Agreement related to the sale of Control Devices and higher MirrorEye system sales.
The increase in net sales in South America was from favorable foreign currency translation and higher OEM product sales.
The increase in net sales in Europe and Other was due to favorable foreign currency translation of $12.3 million, higher MirrorEye system sales and an increase in volume in our European off-highway market sales of $1.9 million. These increases were offset by lower sales volumes in our European commercial vehicle market of $7.4 million, including lower Smart 2 tachograph product sales from the end of a regulatory retrofit campaign in 2025.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the first quarter of 2025 and our gross margin decreased to 21.7% in the first quarter of 2026 from 23.6% in the first quarter of 2025. Our material cost as a percentage of net sales increased to 58.3% in the first quarter of 2026 from 56.2% in the first quarter of 2025. The increase in material cost percentage was due to unfavorable sales mix in our Electronics segment from lower Smart 2 tachograph sales. Overhead as a percentage of net sales decreased from 16.6% in the first quarter of 2025 to 15.2% in the first quarter of 2026 due to tariff recoveries and lower business realignment costs in our Electronics segment.
Our Electronics segment gross margin decreased compared to the prior year first quarter from higher direct material costs as a percentage of sales from unfavorable sales mix offset by lower overhead spending including tariff recoveries and lower business realignment costs.
Our Stoneridge Brazil segment gross margin increased from the favorable material variances from U.S. dollar denominated purchases and favorable leverage of fixed costs from higher sales levels.
Selling, General and Administrative. SG&A expenses increased by $6.7 million primarily because of higher share-based compensation from retirement related accelerated vesting, Brazilian indirect taxes and legal expenses.
Design and Development. D&D costs decreased by $2.3 million compared to the first quarter of 2025 in our Electronics segment as a result of higher customer reimbursements.
Operating Loss. Operating (loss) income by segment is summarized in the following table (in thousands):

Three months ended March 31,	2026	2025	Dollar increase (decrease)	Percent increase (decrease)
Electronics	$3,732	$5,505	$(1,773)	(32.2)%
Stoneridge Brazil	1,321	585	736	125.8%
Unallocated corporate	(14,031)	(10,396)	(3,635)	(35.0)%
Operating loss	$(8,978)	$(4,306)	$(4,672)	108.5%
Our Electronics segment operating income decreased because of lower gross margin and higher SG&A expense from higher wages and business realignment costs offset by lower D&D from higher customer reimbursements.
Our Stoneridge Brazil segment operating income increased due to favorable variances from U.S. dollar denominated purchases and higher contribution from higher sales levels offset by higher SG&A from higher incentive compensation and Brazilian indirect taxes.
Our unallocated corporate operating loss increased from higher SG&A related to higher share-based compensation from retirement related accelerated vesting and legal fees offset by lower business realignment costs as well as D&D spending.

Operating (loss) income by geographic location is summarized in the following table (in thousands):

Three months ended March 31,	2026	2025	Dollar increase (decrease)	Percent increase (decrease)
North America	$(14,070)	$(11,463)	$(2,607)	(22.7)%
South America	1,321	585	736	125.8%
Europe and Other	3,771	6,579	(2,808)	(42.7)%
Operating loss	$(8,978)	$(4,299)	$(4,679)	108.8%

Our North American operating loss increased due to higher SG&A from higher share-based compensation from retirement-related accelerated vesting and higher D&D expense offset by higher gross margin from higher sales levels and tariff recoveries. Operating income in South America increased from higher gross margin from higher sales levels offset by higher SG&A from higher incentive compensation and Brazilian indirect taxes. Our operating results in Europe and Other decreased because of lower margin from adverse sales mix and higher SG&A spending from higher business realignment costs offset by lower D&D expense from higher customer reimbursements.
Interest Expense, net. Interest expense, net was $3.7 million and $3.2 million for the three months ended March 31, 2026 and 2025, respectively. The increase for the quarter ended March 31, 2026, was the result of higher Credit Facility interest rates partially offset by lower outstanding Credit Facility borrowings.
Equity in Loss (Earnings) of Investee. Equity loss (earnings) for Autotech Fund II was $0.2 million and $(0.3) million for the three months ended March 31, 2026 and 2025, respectively.
Other Expense (Income), net. We record certain foreign currency transaction (gains) losses as a component of other expense (income), net on the condensed consolidated statement of operations. Other expense, net of $0.5 million increased by $1.3 million compared to the first quarter of 2025 due to foreign currency transaction losses in our Electronics segment from the weakening of the U.S. dollar.
Provision for Income Taxes. For the three months ended March 31, 2026, income tax expense from continuing operations of $1.4 million was attributable to the mix of earnings among tax jurisdictions, tax credits and incentives and valuation allowances in certain jurisdictions. The effective tax rate of (10.6)% varies from the statutory tax rate primarily due to tax credits and incentives and valuation allowances in certain jurisdictions.
For the three months ended March 31, 2025, income tax expense from continuing operations of $1.6 million was attributable to the mix of earnings among tax jurisdictions, the impact of valuation allowances in certain jurisdictions and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of (24.5)% varies from the statutory tax rate primarily due to the impact of valuation allowances in certain jurisdictions and tax credits and incentives offset by U.S. taxes on foreign earnings.
Liquidity and Capital Resources
Summary of Cash Flows:

Three Months Ended March 31, 2026	2026	2025
Net cash provided by (used for) from continuing operations:
Operating activities	$(11,499)	$10,089
Investing activities	58,393	(5,988)
Financing activities	(25,486)	(787)
Cash (used for) provided by discontinued operations:	(3,322)	808
Effect of exchange rate changes on cash and cash equivalents	(607)	3,155
Net change in cash and cash equivalents	$17,479	$7,277
Cash used for operating activities increased compared to 2025 because of a higher net loss and higher working capital levels primarily accounts receivable slightly offset by accounts payable. Cash used by receivables increased due to receivables resulting from manufacturing and transition service agreements related to the sale of Control Devices in the first quarter of 2026, however overall collection terms have remained consistent.
Net cash provided by investing activities increased compared to 2025 due to the proceeds from the sale of Control Devices offset by lower capital expenditures.

Net cash used for financing activities increased compared to 2025 due to an increase in Credit Facility repayments from proceeds from the sale of Control Devices.
As outlined in Note 7 to our condensed consolidated financial statements, the Credit Facility permitted borrowing up to a maximum level of $275.0 million. This variable rate facility had an accordion feature which allowed the Company to increase its availability by up to $150.0 million upon the satisfaction of certain conditions and lender consent through its expiration in November 2026. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants that place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $156.5 million at March 31, 2026.
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
On November 5, 2025, the Company entered into Amendment No. 2 to the Fifth Amended and Restated Credit Agreement and Consent Agreement (“Amendment No. 2”). Amendment No. 2 amended the Credit Facility and provided for certain covenant relief and restrictions through the Credit Facility's termination date of November 2, 2026. Amendment No. 2 superseded certain terms of the Credit Facility and Amendment No. 1 beginning November 5, 2025 and ending at the Credit Facility's termination date of November 2, 2026. Amendment No. 2 amended certain Credit Facility terms and provides covenant relief as follows:
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

On March 6, 2026, the Company entered into Amendment No. 3 to the Fifth Amended and Restated Credit Agreement (“Amendment No. 3”). Amendment No. 3 amends and restates the Credit Facility in its entirety beginning December 31, 2025 and ending at the Credit Facility's amended termination date of July 1, 2027. Amendment No. 3 also provides for certain covenant relief and adjustments to terms and conditions as follows:

•expiration date of the Credit Facility is extended from November 2, 2026 to July 1, 2027;

•the current minimum interest coverage ratio of 2.50 was reduced to 1.60 for the quarter ended March 31, 2026, 1.70 for the quarter ended June 30, 2026, 1.75 for the quarter ended September 30, 2026 and 2.50 for the quarter ended December 31, 2026 and thereafter;
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
The Company was in compliance with all covenants at March 31, 2026 and December 31, 2025. The Company has not experienced a violation that would limit the Company’s ability to borrow under the Credit Facility, as amended, and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance due to the adverse impact of significantly lower global demand in our markets and challenging macroeconomic conditions. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.
The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $2.1 million and $2.2 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, there were no borrowings outstanding on this overdraft credit line. During the three months ended March 31, 2026, the subsidiary borrowed and repaid 21.8 million Swedish krona, or $2.6 million. The Stockholm subsidiary has pledged certain of its assets as collateral in order to obtain a guarantee of certain of the Stockholm subsidiary’s obligations to third parties.
In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech, a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. As of March 31, 2026, the Company’s cumulative investment in the Autotech Fund II was $9.3 million. The Company did not contribute to Autotech Fund II during the three months ended March 31, 2026 or March 31, 2025, respectively.
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
At March 31, 2026, we had a cash and cash equivalents balance of approximately $70.5 million, of which 79.1% was held in foreign locations. The Company has approximately $18.5 million of undrawn commitments under the Credit Facility as of March 31, 2026, which results in total undrawn commitments and cash balances of approximately $89.1 million. However, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance.
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

Critical Accounting Policies and Estimates
The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2025 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2025 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the first quarter of 2026.
Information regarding other significant accounting policies is included in Note 2 to our consolidated financial statements in Item 8 of Part II of the Company’s 2025 Form 10-K.
International Presence
By operating internationally, we are affected by foreign currency exchange rates and the economic conditions of certain countries. Furthermore, given the current economic climate and fluctuations in certain commodity prices, we believe that an increase in such items could significantly affect our profitability. See Note 6 to the condensed consolidated financial statements for additional details on the Company’s foreign currency exchange rate risks.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously presented within Part II, Item 7A of the Company’s 2025 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes with respect to risk factors previously disclosed in the Company’s 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not sell any unregistered equity securities during the quarter ended March 31, 2026.
The following table presents information with respect to repurchases of Common Shares made by us during the three months ended March 31, 2026. There were 30,235 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards. These shares were acquired from employees solely to satisfy tax withholding obligations in connection with the vesting of equity awards. These acquisitions were not made pursuant to any publicly announced repurchase plan or program, and the Company did not have any such repurchase plans or programs in effect during the quarter.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/26-1/31/26	23	$5.79	N/A	N/A
2/1/26-2/28/26	—	$—	N/A	N/A
3/1/26-3/31/26	30,212	$7.69	N/A	N/A
Total	30,235
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
In addition, during the quarter ended March 31, 2026, the Company did not adopt or terminate any Rule 10b5-1 trading arrangement, as described in Item 408(b) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Stoneridge, Inc. 2025 Long-Term Incentive Plan Special Phantom Share Grant Agreement, dated January 31, 2026, filed herewith*.

10.2	Recognition and Retention Bonus Letter, dated March 17, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2026)*.

10.3	Amendment No. 3 to the Fifth Amended and Restated Credit Agreement, dated March 6, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 11, 2026).

10.4	Cooperation Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 23, 2026).

10.5
Stock Purchase Agreement, dated as of January 30, 2026, by and among Stoneridge, Inc., Stoneridge Electronics, Inc., and Control Devices Acquisition, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 2, 2026).

10.6
Mexico Manufacturing Agreement, dated as of January 30, 2026, by and between Stoneridge Electronics, Inc., and Stoneridge Control Devices, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2026).

10.7
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
104
The cover page from our Quarterly Report on Form 10-Q for the period ended March 31, 2026, filed with the Securities and Exchange Commission on May 15, 2026, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

_______________________
* Reflects management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: May 15, 2026	/s/ Natalia Noblet
Natalia Noblet
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2026	/s/ Robert J. Hartman Jr.
Robert J. Hartman Jr.
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)