Form 10-Q
period 2026-06-30
STONERIDGE INC
filed 2026-08-05
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2026
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period     for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No
The number of Common Shares, without par value, outstanding as of August 3, 2026 was 28,522,874.

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
•fluctuations in the cost and availability of key materials and components (including semiconductors, printed circuit boards, resin, aluminum, steel and copper) and our ability to offset cost increases through negotiated price increases with or reimbursements from our customers or other cost reduction actions, as necessary;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
STONERIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,514	$53,057
Accounts receivable, less reserves of $543 and $325, respectively	135,744	89,019
Inventories, net	112,999	106,422
Prepaid expenses and other current assets	24,025	26,956
Current assets of discontinued operations	—	86,342
Total current assets	344,282	361,796
Long-term assets:
Property, plant and equipment, net	61,117	62,659
Intangible assets, net	33,077	37,632
Goodwill	36,528	37,590
Operating lease right-of-use asset	8,486	9,570
Investments and other long-term assets, net	23,236	22,167
Long-term assets of discontinued operations	—	19,702
Total long-term assets	162,444	189,320
Total assets	$506,726	$551,116

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$108,297	$62,398
Accrued expenses and other current liabilities	73,757	65,132
Current liabilities of discontinued operations	—	29,955
Total current liabilities	182,054	157,485
Long-term liabilities:
Revolving credit facility	151,089	180,942
Deferred income taxes	8,688	9,972
Operating lease long-term liability	5,776	6,601
Other long-term liabilities	9,994	11,604
Long-term liabilities of discontinued operations	—	4,733
Total long-term liabilities	175,547	213,852
Preferred Shares, without par value, 5,000 shares authorized, none issued	—	—
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 28,524 and 28,018 shares outstanding at June 30, 2026 and December 31, 2025, respectively, with no stated value	—	—
Additional paid-in capital	204,854	219,186
Common Shares held in treasury, 442 and 948 shares at June 30, 2026 and December 31, 2025, respectively, at cost	(9,649)	(27,457)
Retained earnings	43,957	77,150
Accumulated other comprehensive loss	(90,037)	(89,100)
Total shareholders' equity	149,125	179,779
Total liabilities and shareholders' equity	$506,726	$551,116
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025

Net sales	$181,384	$157,541	$342,231	$306,598
Costs and expenses:
Cost of goods sold	144,551	121,192	270,442	234,998
Selling, general and administrative	26,061	25,704	58,590	51,569
Design and development	11,960	14,841	23,365	28,533
Operating loss	(1,188)	(4,196)	(10,166)	(8,502)
Interest expense, net	2,404	3,233	6,089	6,475
Equity in (earnings) loss of investee	(222)	(50)	9	(344)
Other (income) expense, net	(649)	2,222	(179)	1,396
Loss before income taxes from continuing operations	(2,721)	(9,601)	(16,085)	(16,029)
Provision for income taxes from continuing operations	2,555	1,542	3,969	3,118
Loss from continuing operations	(5,276)	(11,143)	(20,054)	(19,147)
Discontinued operations:
Loss (income) from discontinued operations, net of tax	—	(1,784)	3,322	(2,592)
Loss on disposal, net of tax	—	—	9,817	—
Total loss (income) from discontinued operations	—	(1,784)	13,139	(2,592)
Net loss	$(5,276)	$(9,359)	$(33,193)	$(16,555)

Loss per share from continuing operations:
Basic	$(0.19)	$(0.40)	$(0.71)	$(0.69)
Diluted	$(0.19)	$(0.40)	$(0.71)	$(0.69)

(Loss) income per share from discontinued operations:
Basic	$—	$0.06	$(0.47)	$0.09
Diluted	$—	$0.06	$(0.47)	$0.09

Loss per share from Stoneridge Inc.:
Basic	$(0.19)	$(0.34)	$(1.18)	$(0.60)
Diluted	$(0.19)	$(0.34)	$(1.18)	$(0.60)

Weighted-average shares outstanding:
Basic	28,244	27,788	28,071	27,734
Diluted	28,244	27,788	28,071	27,734
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025

Net loss	$(5,276)	$(9,359)	$(33,193)	$(16,555)

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(1,688)	13,666	(937)	26,449
Unrealized gain on derivatives (1)	—	1,766	—	3,109
Other comprehensive (loss) income, net of tax	(1,688)	15,432	(937)	29,558

Comprehensive (loss) income	$(6,964)	$6,073	$(34,130)	$13,003

(1)	Net of tax expense of $0 and $469 for the three months ended June 30, 2026 and 2025, respectively. Net of tax expense of $0 and $827 for the six months ended June 30, 2026 and 2025, respectively.
The Company has combined comprehensive (loss) income from continuing operations and comprehensive (loss) income from discontinued operations herein.
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six months ended June 30, (in thousands)	2026	2025

OPERATING ACTIVITIES:
Net loss	$(33,193)	$(16,555)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Loss (income) from discontinued operations	3,322	(2,592)
Depreciation	6,805	10,779
Amortization, including accretion and write-off of deferred financing costs	5,438	4,544
Deferred income taxes	167	(3,491)
Loss (gain) of equity method investee	9	(344)
(Gain) loss on sale of fixed assets	(85)	78
Share-based compensation expense	4,718	2,560
Excess tax deficiency related to share-based compensation expense	—	453
Loss on disposal of business, net	9,817	—
Changes in operating assets and liabilities:
Accounts receivable, net	(45,754)	(15,101)
Inventories, net	(8,265)	18,301
Prepaid expenses and other assets	3,219	(2,668)
Accounts payable	47,123	15,540
Accrued expenses and other liabilities	7,496	7,492
Net cash provided by operating activities - continuing operations	816	18,996

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(5,409)	(9,352)
Proceeds from sale of fixed assets	292	225
Proceeds from sale of business, net	59,000	—
Investment in venture capital fund, net	(40)	(92)
Net cash provided by (used for) investing activities - continuing operations	53,843	(9,219)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	20,000	18,500
Revolving credit facility payments	(49,000)	(59,000)
Proceeds from issuance of debt	4,404	12,805
Repayments of debt	(4,418)	(13,366)
Other financing costs	(1,577)	—
Repurchase of Common Shares to satisfy employee tax withholding	(1,250)	(302)
Net cash used for financing activities - continuing operations	(31,841)	(41,363)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash (used in) provided by operations - discontinued operations	(3,195)	4,751
Cash used for investing activities - discontinued operations	(127)	(2,159)
Cash used for financing activities - discontinued operations	—	—
Net cash (used for) provided by discontinued operations	(3,322)	2,592

Effect of exchange rate changes on cash and cash equivalents	(1,039)	6,934
Net change in cash and cash equivalents	18,457	(22,060)
Cash and cash equivalents at beginning of period	53,057	71,832

Cash and cash equivalents at end of period	$71,514	$49,772

Supplemental disclosure of cash flow information:
Cash paid for interest from continuing operations	$6,317	$6,882
Cash paid for income taxes, net from continuing operations	$3,488	$6,937
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands)	Number of Common Shares outstanding	Number of treasury shares	Additional paid-in capital	Common Shares held in treasury	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity

BALANCE DECEMBER 31, 2024	27,695	1,271	$225,712	$(38,424)	$179,985	$(122,013)	$245,260
Net loss	—	—	—	—	(7,196)	—	(7,196)
Unrealized gain on derivatives, net	—	—	—	—	—	1,343	1,343
Currency translation adjustments	—	—	—	—	—	12,783	12,783
Issuance of Common Shares, net of repurchases	151	(151)	—	5,488	—	—	5,488
Share-based compensation, net	—	—	(4,582)	—	—	—	(4,582)
BALANCE MARCH 31, 2025	27,846	1,120	$221,130	$(32,936)	$172,789	$(107,887)	$253,096

Net loss	—	—	—	—	(9,359)	—	(9,359)
Unrealized gain on derivatives, net	—	—	—	—	—	1,766	1,766
Currency translation adjustments	—	—	—	—	—	13,666	13,666
Issuance of Common Shares, net of repurchases	157	(157)	—	4,895	—	—	4,895
Share-based compensation, net	—	—	(3,548)	—	—	—	(3,548)
BALANCE JUNE 30, 2025	28,003	963	$217,582	$(28,041)	$163,430	$(92,455)	$260,516

BALANCE DECEMBER 31, 2025	28,018	948	$219,186	$(27,457)	$77,150	$(89,100)	$179,779
Net loss	—	—	—	—	(27,917)	—	(27,917)
Currency translation adjustments	—	—	—	—	—	751	751
Issuance of Common Shares, net of repurchases	218	(218)	—	7,116	—	—	7,116
Share-based compensation, net	—	—	(3,547)	—	—	—	(3,547)
BALANCE MARCH 31, 2026	28,236	730	$215,639	$(20,341)	$49,233	$(88,349)	$156,182

Net loss	—	—	—	—	(5,276)	—	(5,276)
Currency translation adjustments	—	—	—	—	—	(1,688)	(1,688)
Issuance of Common Shares, net of repurchases	288	(288)	—	10,692	—	—	10,692
Share-based compensation, net	—	—	(10,785)	—	—	—	(10,785)
BALANCE JUNE 30, 2026	28,524	442	$204,854	$(9,649)	$43,957	$(90,037)	$149,125
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(1) Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2025 Form 10-K.
On January 30, 2026, the Company completed the sale of its Control Devices business segment. The Company determined that the disposal of the Control Devices segment represented a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, the Company has applied the provisions of ASC Topic 205-20, Presentation of Financial Statements — Discontinued Operations, and has retrospectively presented the financial results of the Control Devices segment as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. The assets and liabilities, results of operations, and cash flows of the Control Devices segment have been segregated from those of continuing operations in the condensed consolidated balance sheets, condensed consolidated statements of operations, and condensed consolidated statements of cash flows, respectively, for all periods presented. Unless otherwise noted, the disclosures in these notes to the unaudited condensed consolidated financial statements relate solely to the Company's continuing operations. See Note 3 — Discontinued Operations for further information.
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
(2) Recently Issued Accounting Standards
Recently Adopted Accounting Standards
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which allows entities to use a simplified approach when estimating credit losses for current accounts receivable and contract assets arising from revenue transactions. The standard update permits consideration of collections after the balance sheet date when estimating expected credit losses, and allows consideration of subsequent collections when estimating credit losses, reducing documentation burden. This standard is effective for annual and interim periods within annual reporting periods beginning after December 15, 2025. The Company adopted ASU 2025-05 in the first quarter of 2026. The adoption of this guidance did not have a significant impact on the Company’s financial statements.
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures,” which requires companies to disclose certain costs and expenses within the notes to the financial statements. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact on our consolidated financial statement disclosures.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which modernizes guidance on internal-use software costs to reflect current development practices and improve operability. This standard eliminates the project stages model and replaces it with a principles based recognition threshold. This standard also creates new capitalization criteria that clarifies capitalization when funding is authorized by management and is probable to be completed and used. This standard is effective for annual and interim periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact on our consolidated financial statements and disclosures.
In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements," to better align hedge accounting with an entity's risk management activities and to address issues arising from reference rate reform. The update provides greater flexibility in designating hedging relationships and reduces the risk of hedge dedesignation due to minor changes in hedged items. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. We are currently evaluating the impact on our consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities," which provides explicit guidance on the accounting for government grants received by business entities. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2028, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. We are currently evaluating the impact on our consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which provides clarifications intended to improve the consistency and usability of interim disclosure requirements and the applicability to Topic 270. The amendments also provide additional guidance for reporting material events occurring after the most recent annual period. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. We are currently evaluating the impact on our consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-12, "Codification Improvements," which addresses changes to the Codification that clarify, correct and improve the Codification making it easier to understand and apply. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. We are currently evaluating the impact on our consolidated financial statements and disclosures.
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
The purchase price paid to the Company was $59,000 and was subject to customary post-closing adjustments. The Company incurred a loss on disposal, net of tax, of $9,817. The loss on disposal excludes the impact of the $21,628 impairment of fixed assets charge for Control Devices recognized in the fourth quarter of 2025.
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
During the three months ended June 30, 2026, the Company received payments from Buyer of $8,102 related to manufacturing activities and $18,196 related to materials cost reimbursements. During the six months ended June 30, 2026, the Company received payments from Buyer of $11,988 related to manufacturing activities and $27,156 related to materials cost reimbursements, and $6,375 related to the settlement of outstanding accounts payable as of the closing date of the sale.
As of June 30, 2026, amounts receivable from Buyer under the Agreement were $9,271 and no amounts were payable to Buyer. Amounts receivable were presented on a gross basis within accounts receivable on the Company's condensed consolidated balance sheet.
China Manufacturing Agreement
Simultaneously with the Closing, Stoneridge Electronics AS (the Company's Estonian legal entity) and Buyer entered into a China Manufacturing Agreement pursuant to which Buyer will continue manufacturing certain products for the Company’s Electronics business segment at the facility in Suzhou, China transferred to Control Devices under the Purchase Agreement. The China Manufacturing Agreement has an initial twelve month term and will automatically extend for an additional six months unless Stoneridge Electronics AS provides written notice of termination at least thirty days prior to the end of the initial term. Manufacturing costs under the China Manufacturing Agreement are expected to be based on Buyer’s actual costs, consistent with the historical cost structure used at the facility in Suzhou, China. Under the China Manufacturing Agreement Stoneridge Electronics AS is responsible for payment of materials costs, shipping costs, manufacturing costs and any excluded costs approved by Stoneridge Electronics AS in writing. A fixed USD/RMB exchange rate applies for the first six months following the Closing, with adjustments every three months thereafter.
During the three months ended June 30, 2026, the Company incurred costs related to the China Manufacturing Agreement of $919 related to manufacturing service fees and $4,193 related to materials cost reimbursement. During the six months ended June 30, 2026, the Company incurred costs related to the China Manufacturing Agreement of $1,468 related to manufacturing service fees and $6,251 related to materials cost reimbursement.
As of June 30, 2026, amounts receivable from Buyer under the Agreement were $8,320 and amounts payable to Buyer were $9,098, each presented on a gross basis within accounts receivable, accounts payable and accrued liabilities, respectively, on the Company's condensed consolidated balance sheet.
After of the sale of the Business and entering into the Mexico and China Manufacturing agreements, the Company does not have any revenues or expenses presented in continuing operations that before the sale of the Business were eliminated in consolidated financial statements as intra-entity transactions.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The following tables display summarized activity in our condensed consolidated statements of operations for discontinued operations during the three months ended June 30, 2026 and 2025, related to the Control Devices business.

	Three months ended June 30,		Six months ended June 30,
	2026 (A)	2025	2026 (A)	2025
Net sales	$—	$71,156	$21,960	$141,011
Costs and expenses:
Cost of goods sold	—	58,567	17,749	117,375
Selling, general and administrative (B)	—	7,131	5,788	12,963
Design and development	—	3,863	1,210	7,998
Operating income (loss) from discontinued operations	—	1,595	(2,787)	2,675
Interest income, net	—	(100)	—	(174)
Other expense, net	—	1,209	257	1,567
Income (loss) before income taxes from discontinued operations	—	486	(3,044)	1,282
(Benefit) provision for income taxes from discontinued operations	—	(1,298)	278	(1,310)
Income (loss) from discontinued operations, net of tax	—	1,784	(3,322)	2,592

Loss on disposal	—	—	(8,957)	—
Income tax provision on loss on disposal	—	—	(860)	—
Loss on disposal, net of tax	—	—	(9,817)	—

Total (loss) income from discontinued operations	$—	$1,784	$(13,139)	$2,592

(A)    The operations of the Control Devices business were included only for the period January 1, 2026 to January 30, 2026 as the sale of this business was completed on January 30, 2026. Also includes expenses incurred in February and March 2026, after the sale, but related to discontinued operations.
(B)    Transaction costs included in SG&A for the three months ended June 30, 2026 and 2025 were $0 and $1,044, respectively, and for the six months ended June 30, 2026 and 2025 were $3,700 and $1,345, respectively.

The following table presents depreciation and amortization and capital expenditures attributable to the Control Devices business for the three months ended March 31, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Depreciation and amortization	$—	$2,127	$701	$4,453
Capital expenditures	$—	$1,096	$127	$2,159

Intercompany sales to Control Devices were $0 and $6,867 for the three months ended June 30, 2026 and 2025, respectively. Intercompany sales to Control Devices were $418 and $12,561 for the six months ended June 30, 2026 and 2025, respectively.

Intercompany purchases from Control Devices were $0 and $745 for the three months ended June 30, 2026 and 2025, respectively. Intercompany purchases from Control Devices were $378 and $1,767 for the six months ended June 30, 2026 and 2025, respectively.

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
Revenue by Reportable Segment
Electronics. Our Electronics segment designs and manufactures advanced driver information solutions, vision systems, connectivity and compliance solutions and control modules. These products are sold principally to the commercial and off-highway vehicle markets through our original equipment manufacturer ("OEM") and aftermarket channels in the European, North American and Asia Pacific regions. Our vision and safety systems are sold principally to the commercial vehicle and off-highway vehicle markets in the European and North American regions.
Stoneridge Brazil. Our Stoneridge Brazil segment primarily serves the South American region and specializes in the design, manufacture and sale of vehicle tracking devices and monitoring services, driver information systems, vehicle security alarms and convenience accessories, telematics solutions and multimedia devices. Stoneridge Brazil sells its products directly to OEMs and Tier 1 supplier customers, the aftermarket distribution channel and to factory authorized dealer installers, also referred to as original equipment services. In addition, monitoring services and tracking devices are sold directly to corporate customers and individual consumers.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three months ended June 30, 2026 and 2025:

	Electronics		Stoneridge Brazil		Consolidated
Three months ended June 30,	2026	2025	2026	2025	2026	2025
Net Sales:
North America	$61,998	$45,605	$—	$—	$61,998	$45,605
South America	—	—	20,454	14,860	20,454	14,860
Europe	98,932	96,148	—	—	98,932	96,148
Asia Pacific	—	928	—	—	—	928
Total net sales	$160,930	$142,681	$20,454	$14,860	$181,384	$157,541
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the six months ended June 30, 2026 and 2025:

	Electronics		Stoneridge Brazil		Consolidated
Six months ended June 30,	2026	2025	2026	2025	2026	2025
Net Sales:
North America	$108,891	$88,372	$—	$—	$108,891	$88,372
South America	—	—	36,453	29,134	36,453	29,134
Europe	196,508	187,193	—	—	196,508	187,193
Asia Pacific	379	1,899	—	—	379	1,899
Total net sales	$305,778	$277,464	$36,453	$29,134	$342,231	$306,598
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
Our aftermarket products, including accessories and replacement parts, are focused on meeting the demand for safety, compliance and entertainment applications and are sold primarily to aftermarket distributors in our South American and European markets, as well as direct to customers in North America. Aftermarket products have one type of performance obligation, which is the delivery of aftermarket parts and spare parts. For aftermarket customers, the Company typically has standard terms and conditions for all customers. In addition, aftermarket products have alternative use as they can be sold to multiple customers. Revenue for aftermarket part production contracts is recognized at a point in time when the control of the parts transfers to the customer, which is based on the shipping terms. Aftermarket contracts may include variable consideration related to discounts and rebates, which is included in the transaction price upon recognizing the product revenue.
A small portion of the Company’s sales are comprised of contracts for vehicle tracking devices and monitoring services to individual, corporate, fleet and cargo customers in our Stoneridge Brazil segment. These service contracts are generally not

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
capable of being distinct and are accounted for as a single performance obligation. We recognize revenue for our monitoring products and services contracts over the life of the contract. There is no variable consideration associated with these contracts. The Company has the right to consideration from a customer in the amount that corresponds directly with the value to the customer of the Company’s performance to date. Therefore, the Company recognizes revenue over time using the practical expedient ASC 606-10-55-18 in the amount the Company has a “right to invoice” rather than selecting an output or input method.
Contract Balances
The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of June 30, 2026 and December 31, 2025.
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

	June 30, 2026	December 31, 2025
Raw materials	$76,201	$78,256
Work-in-progress	6,187	5,610
Finished goods	30,611	22,556
Total inventories, net	$112,999	$106,422
Inventory valued using the FIFO method was $93,478 and $91,848 at June 30, 2026 and December 31, 2025, respectively. Inventory valued using the average cost method was $19,521 and $14,574 at June 30, 2026 and December 31, 2025, respectively.
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
Foreign Currency Exchange Rate Risk
Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction with the resulting adjustments included on the condensed consolidated statements of operations within other (income) expense, net. These foreign currency transaction (gains) losses, including the impact of hedging activities, were $(328) and $2,733 for the three months ended June 30, 2026 and 2025, and $(54) and $2,475 for the six months ended June 30, 2026 and 2025, respectively.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The Company conducts business internationally and, therefore, is exposed to foreign currency exchange rate risk. The Company has historically used derivative financial instruments as cash flow hedges to manage its exposure to fluctuations in foreign currency exchange rates by reducing the effect of such fluctuations on foreign currency denominated intercompany transactions, inventory purchases and other foreign currency exposures.
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
Gross amounts recorded for the cash flow hedges in other comprehensive (loss) income and in net loss for the three months ended June 30 were as follows:

	Gain recorded in other comprehensive (loss) income		Gain reclassified from other comprehensive (loss) income into net loss (A)
	2026	2025	2026	2025
Derivatives designated as cash flow hedges:
Forward currency contracts	$—	$2,265	$—	$29
_____________________________

(A)
Losses reclassified from other comprehensive (loss) income recognized in selling, general and administrative expenses ("SG&A") in the Company's condensed consolidated statements of operations were $(126) for the three months ended June 30, 2025. Gains reclassified from other comprehensive income into net loss recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $155 for the three months ended June 30, 2025.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Gross amounts recorded for the cash flow hedges in other comprehensive (loss) income and in net loss for the six months ended June 30 were as follows:

	Gain recorded in other comprehensive (loss) income		Loss reclassified from other comprehensive (loss) income into net loss (A)
	2026	2025	2026	2025
Derivatives designated as cash flow hedges:
Forward currency contracts	$—	$3,367	$—	$(569)

(A)
Losses reclassified from other comprehensive (loss) income recognized in selling, general and administrative expenses ("SG&A") in the Company's condensed consolidated statements of operations were $(127) for the six months ended June 30, 2025. Losses reclassified from other comprehensive (loss) income into net loss recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $(442) for the six months ended June 30, 2025.

Cash flows from derivatives used to manage foreign currency exchange risks are classified as operating activities within the condensed consolidated statements of cash flows.
Fair Value Measurements
Historically, certain assets and liabilities held by the Company were measured at fair value on a recurring basis and were categorized using the three levels of the fair value hierarchy based on the reliability of the inputs used. Fair values estimated using Level 1 inputs consisted of quoted prices in active markets for identical assets or liabilities that the Company had the ability to access at the measurement date. Fair values estimated using Level 2 inputs, other than quoted prices, were observable for the asset or liability, either directly or indirectly and included among other things, quoted prices for similar assets or liabilities in markets that were active or inactive as well as inputs other than quoted prices that were observable. For forward currency contracts, inputs included forward foreign currency exchange rates. Fair values estimated using Level 3 inputs consisted of significant unobservable inputs. There were no assets or liabilities measured at fair value at June 30, 2026 or December 31, 2025.
(7) Share-Based Compensation
Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expense, was $1,148 and $1,424 for the three months ended June 30, 2026 and 2025, respectively. Compensation expense for share-based compensation arrangements was $4,718 and $2,560 for the six months ended June 30, 2026 and 2025, respectively. The six months ended June 30, 2026 includes accelerated expense for employee retirements.
(8) Debt
Debt consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025	Interest rate at June 30, 2026	Maturity
Revolving Credit Facility
Revolving Credit Facility	$151,089	$180,942	7.50%	July 2027

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
As a result of entering into Amendment No. 1, the Company capitalized $561 of deferred financing costs during the six months ended June 30, 2025.
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
As a result of entering into Amendment No. 2, the Company capitalized $216 of deferred financing costs and wrote off $192 of previously recorded deferred financing costs during the year ended December 31, 2025.
On January 30, 2026, as a result of the sale of the Control Devices business, the Credit Facility borrowing capacity was reduced from $225,000 to $175,000.
On March 6, 2026, the Company entered into Amendment No. 3 to the Fifth Amended and Restated Credit Agreement (“Amendment No. 3”). Amendment No. 3 amends and restates the Credit Facility in its entirety beginning December 31, 2025 and ending at the Credit Facility's amended termination date of July 1, 2027. Amendment No. 3 also provided for certain covenant relief and adjustments to terms and conditions as follows:
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
As a result of entering into Amendment No. 3, the Company capitalized $1,590 of deferred financing costs and wrote off $182 of previously recorded deferred financing costs during the six months ended June 30, 2026.
Our Credit Facility matures on July 1, 2027, which is within twelve months of the issuance of the accompanying unaudited condensed consolidated financial statements, and will become current in the third quarter of 2026. The Company expects to refinance its Credit Facility. While there can be no assurance that the Company will refinance the current Credit Facility, the Company anticipates that the refinancing will occur prior to the issuance of the financial statements for the year ending December 31, 2026. The Company’s ability to continue as a going concern is contingent upon its ability to refinance its Credit Facility.
Borrowings outstanding on the Credit Facility were $151,089 and $180,942 at June 30, 2026 and December 31, 2025, respectively.
The Company was in compliance with all Credit Facility covenants at June 30, 2026 and December 31, 2025.
The Company also has outstanding letters of credit of $3,106 at June 30, 2026 and $2,106 at December 31, 2025.
Debt
The Company’s wholly owned subsidiary located in Stockholm, Sweden (the “Stockholm subsidiary”), has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $2,062 and $2,174, at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, there were no borrowings outstanding on this overdraft credit line. During the six months ended June 30, 2026, the subsidiary borrowed and repaid 40,373 Swedish krona, or $4,163. The Stockholm subsidiary has pledged certain of its assets as collateral in order to obtain a guarantee of certain of the Stockholm subsidiary’s obligations to third parties.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(9) Loss Per Share
Basic loss per share was computed by dividing net loss by the weighted-average number of Common Shares outstanding for each respective period. Diluted loss per share was calculated by dividing net loss by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 414,075 and 187,351 for the three months ended June 30, 2026 and 2025, respectively, were excluded from diluted loss per share because the effect would be anti-dilutive. Potential dilutive shares of 454,123 and 149,292 for the six months ended June 30, 2026 and 2025, respectively, were excluded from diluted loss per share because the effect would be anti-dilutive.
Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Basic weighted-average Common Shares outstanding	28,243,855	27,788,367	28,070,817	27,734,145
Effect of dilutive shares	—	—	—	—
Diluted weighted-average Common Shares outstanding	28,243,855	27,788,367	28,070,817	27,734,145
There were 535,556 and 972,099 performance-based right to receive Common Shares outstanding at June 30, 2026 and 2025, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share, to the extent they are not anti-dilutive, based on the number of Common Shares that would be issuable if the end of the quarter were the end of the performance period.
(10) Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended June 30, 2026 and 2025 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at April 1, 2026	$(88,349)	$—	$(88,349)
Other comprehensive loss before reclassifications	(1,688)	—	(1,688)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net other comprehensive loss, net of tax	(1,688)	—	(1,688)
Balance at June 30, 2026	$(90,037)	$—	$(90,037)

Balance at April 1, 2025	$(107,312)	$(575)	$(107,887)
Other comprehensive income before reclassifications	13,666	1,789	15,455
Amounts reclassified from accumulated other comprehensive loss	—	(23)	(23)
Net other comprehensive income, net of tax	13,666	1,766	15,432
Balance at June 30, 2025	$(93,646)	$1,191	$(92,455)

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Changes in accumulated other comprehensive loss for the six months ended June 30, 2026 and 2025 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at January 1, 2026	$(89,100)	$—	$(89,100)
Other comprehensive loss before reclassifications	(937)	—	(937)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net other comprehensive loss, net of tax	(937)	—	(937)
Balance at June 30, 2026	$(90,037)	$—	$(90,037)

Balance at January 1, 2025	$(120,095)	$(1,918)	$(122,013)
Other comprehensive income before reclassifications	26,449	2,659	29,108
Amounts reclassified from accumulated other comprehensive loss	—	450	450
Net other comprehensive income, net of tax	26,449	3,109	29,558
Balance at June 30, 2025	$(93,646)	$1,191	$(92,455)
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
As a result of environmental studies performed at the Company’s former facility located in Sarasota, Florida, the Company became aware of soil and groundwater contamination at the site. The Company engaged an environmental engineering consultant to assess the level of contamination and to develop a remediation and monitoring plan for the site. Soil remediation at the site was completed during the year ended December 31, 2010. A remedial action plan was approved by the Florida Department of Environmental Protection and groundwater remediation began in the fourth quarter of 2015. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any expense related to groundwater remediation. At June 30, 2026 and December 31, 2025, the Company had accrued liabilities of $138 and $142, respectively, related to expected future remediation costs. At June 30, 2026 and December 31, 2025, $38 and $42, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amounts as of June 30, 2026 and December 31, 2025 were recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the buyer.
The Company’s Stoneridge Brazil subsidiary has civil, labor, environmental and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$38,797 ($7,496) and R$43,818 ($7,964) at June 30, 2026 and December 31, 2025, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations and cash flows.
On August 12, 2020, the Brazilian Administrative Counsel for Economic Defense (“CADE”) issued a ruling against Stoneridge Brazil for abuse of dominance and market foreclosure through its prior use of exclusivity provisions in agreements with its distributors. The CADE tribunal imposed a R$7,995 ($1,545) fine which is included in the reasonably possible contingencies noted above. The Company continues to challenge this ruling in Brazilian federal court to reverse this decision by the CADE tribunal.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Long-Term Supply Commitment
In 2022, the Company entered into a long-term supply agreement, as amended, with a supplier for the purchase of certain electronic semiconductor components through December 31, 2030. Pursuant to the agreement, the Company paid capacity deposits of $1,000 each in December 2022 and June 2023. The capacity deposits are recognized in prepaid and other current assets on our condensed consolidated balance sheets and amortized ratably based on purchases over the life of the purchase commitment. This long-term supply agreement requires the Company to purchase minimum annual volumes while requiring the supplier to sell these components at a fixed price. The Company purchased $660 and $0 during the three months ended June 30, 2026 and 2025, respectively, and $857 and $0 during the six months ended June 30, 2026 and 2025, respectively, related to the annual required purchases. The Company is required to purchase $3,876, $7,489, $8,861, $5,975 and $2,170 of these components in each of the years 2026 through 2030, respectively. We evaluate our long-term supply agreement on a continuous basis in the context of customer demand and overall market dynamics. Part of that evaluation process has resulted in re-negotiating minimum annual volumes in the past. Should customer demand and market dynamics require us to re-evaluate our long-term supply commitments, we intend to engage with the supplier to negotiate an amendment to the long term supply agreement and amend the supply commitments to align with current market conditions.
Product Warranty and Recall
Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims, forecasts of the resolution of existing claims, expected future claims on products sold and commercial discussions with our customers. The key factors in our estimate are the warranty period and the customer source. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall reserve included $6,975 and $9,378 of a long-term liability at June 30, 2026 and December 31, 2025, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.
In 2023, the Company received a demand for arbitration from one of our Control Devices' customers seeking recovery of warranty claims related to alleged defects in PM sensor products sold prior to the Company's exit from that product line in 2019. The Company denies responsibility for these claims. Based on our review of the technical and legal merits, we believe these warranty claims lack substantive merit and are significantly overstated. An arbitration hearing was held in the first quarter of 2026 in which the claimant sought approximately $41,000 in direct warranty damages plus additional reputational damage; a resolution is expected by the end of the year. While the Company believes a material loss is not probable, given the inherent uncertainty of arbitration proceedings, it is reasonably possible that the outcome could result in a loss in an amount that the Company is currently unable to estimate.
The following provides a reconciliation of changes in product warranty and recall reserve liability:

Six months ended June 30,	2026	2025
Product warranty and recall reserve at beginning of period	$22,302	$23,373
Accruals for warranties established during period	6,045	6,756
Aggregate changes in pre-existing liabilities due to claim developments	2,038	1,885
Settlements made during the period	(10,576)	(7,409)
Foreign currency translation	(605)	3,169
Product warranty and recall reserve at end of period	$19,204	$27,774
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Business realignment charges incurred by reportable segment were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Electronics (A)	$16	$1,416	$400	$2,789
Unallocated Corporate (B)	—	—	—	1,077
Total business realignment charges	$16	$1,416	$400	$3,866
_____________________________________

(A)
Severance costs for the three and six months ended June 30, 2026 related to SG&A were $16 and $400, and related to severance costs in Europe. Severance costs for the three months ended June 30, 2025 related to SG&A and D&D were $34 and $1,382, respectively. Severance costs for the six months ended June 30, 2025 related to COGS, SG&A and D&D were $1,073, $140 and $1,576, respectively. The majority of the 2025 business realignment costs related to operational efficiency initiatives at our Juarez facility.

(B)	Severance related costs for the six months ended June 30, 2025 related to SG&A were $1,077 for executive separation costs.
Business realignment charges incurred, classified by statement of operations line item were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$—	$—	$—	$1,073
Selling, general and administrative	16	34	400	1,217
Design and development	—	1,382	—	1,576
Total business realignment charges	$16	$1,416	$400	$3,866
Reconciliations of the beginning and ending liability balances related to business realignment were as follows:

			Utilization
	Accrual as of January 1, 2026	2026 Charge to Expense	Cash	Non-Cash	Accrual as of June 30, 2026
Employee termination costs	$568	$400	$(505)	$—	$463
Total	$568	$400	$(505)	$—	$463

			Utilization
	Accrual as of January 1, 2025	2025 Charge to Expense	Cash	Non-Cash	Accrual as of June 30, 2025
Employee termination costs	$411	$3,866	$(3,457)	$—	$820
Total	$411	$3,866	$(3,457)	$—	$820
(13) Income Taxes
For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income. Tax jurisdictions with a projected or year to date loss for which a benefit cannot be realized are excluded.
For the three months ended June 30, 2026, income tax expense from continuing operations of $2,555 was attributable to the mix of earnings among tax jurisdictions, tax credits and incentives and the impact of valuation allowances in certain jurisdictions. The effective tax rate of (93.9)% varies from the statutory rate primarily due to tax credits and incentives and the impact of valuation allowances in certain jurisdictions.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
For the three months ended June 30, 2025, income tax expense from continuing operations of $1,542 was attributable to the mix of earnings among tax jurisdictions, foreign withholding taxes and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of (16.1)% varies from the statutory rate primarily due to foreign withholding taxes and tax credits and incentives offset by U.S. taxes on foreign earnings.
For the six months ended June 30, 2026, income tax expense of $3,969 was attributable to the mix of earnings among tax jurisdictions, tax credits and incentives and the impact of valuation allowances in certain jurisdictions. The effective tax rate of (24.7)% varies from the statutory rate primarily due to tax credits and incentives and the impact of valuation allowances in certain jurisdictions.
For the six months ended June 30, 2025, income tax expense of $3,118 was attributable to the mix of earnings among tax jurisdictions, foreign withholding taxes and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of (19.5)% varies from the statutory rate primarily due to foreign withholding taxes and tax credits and incentives offset by U.S. taxes on foreign earnings.
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
A summary of financial information by reportable segment is as follows:

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net Sales:
Electronics	$160,930	$142,681	$305,778	$277,464
Inter-segment sales	15	6,870	29	12,621
Electronics net sales	160,945	149,551	305,807	290,085
Stoneridge Brazil	20,454	14,860	36,453	29,134
Inter-segment sales	779	412	2,922	547
Stoneridge Brazil net sales	21,233	15,272	39,375	29,681
Eliminations	(794)	(7,282)	(2,951)	(13,168)
Total net sales	$181,384	$157,541	$342,231	$306,598
Cost of Goods Sold:
Electronics	$132,681	$112,492	$249,503	$217,018
Stoneridge Brazil	12,051	9,056	21,224	18,225
Unallocated Corporate (A)	(181)	(356)	(285)	(245)
Total cost of goods sold	$144,551	$121,192	$270,442	$234,998

Design and Development:
Electronics	$11,014	$13,447	$21,993	$25,448
Stoneridge Brazil	946	712	1,372	1,494
Unallocated Corporate (A)	—	682	—	1,591
Total design and development	$11,960	$14,841	$23,365	$28,533

Other Segment Costs:
Electronics	$12,380	$14,003	$25,695	$26,753
Stoneridge Brazil	4,881	4,124	9,960	7,861
Unallocated Corporate (A)	8,800	7,577	22,935	16,955
Total other segment costs	$26,061	$25,704	$58,590	$51,569

Operating (Loss) Income:
Electronics	$4,855	$2,739	$8,588	$8,244
Stoneridge Brazil	2,575	969	3,896	1,554
Unallocated Corporate (A)	(8,618)	(7,904)	(22,650)	(18,300)
Total operating loss	$(1,188)	$(4,196)	$(10,166)	$(8,502)

Depreciation and Amortization:
Electronics	$3,976	$3,974	$8,069	$7,514
Stoneridge Brazil	1,329	1,143	2,593	2,236
Unallocated Corporate	341	336	684	649
Total depreciation and amortization (B)	$5,646	$5,453	$11,346	$10,399

Interest Expense (Income), net:
Electronics	$132	$178	$281	$433
Stoneridge Brazil	(782)	(218)	(648)	(367)
Unallocated Corporate	3,054	3,273	6,456	6,409
Total interest expense, net	$2,404	$3,233	$6,089	$6,475

Capital Expenditures:
Electronics	$3,145	$1,040	$2,963	$4,920
Stoneridge Brazil	1,137	397	1,591	695
Corporate (C)	—	121	62	281
Total capital expenditures	$4,282	$1,558	$4,616	$5,896

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

	June 30, 2026	December 31, 2025
Total Assets:
Electronics	$399,150	$366,258
Stoneridge Brazil	71,348	60,930
Corporate (C)	367,249	410,993
Eliminations	(331,021)	(287,065)
Total assets	$506,726	$551,116
The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net Sales:
United States	$61,998	$45,605	$108,891	$88,372
North America	$61,998	$45,605	$108,891	$88,372
Brazil	20,454	14,860	36,453	29,134
South America	$20,454	$14,860	$36,453	$29,134
Sweden	31,968	36,300	63,838	74,350
Estonia	39,237	35,236	77,738	65,434
Netherlands	26,696	23,623	52,761	45,412
Other Europe	1,031	989	2,171	1,997
China	—	928	379	1,899
Europe and Other	$98,932	$97,076	196,887	189,092
Total net sales	$181,384	$157,541	$342,231	$306,598

	June 30, 2026	December 31, 2025
Long-term Assets:
United States	$15,588	$18,211
Mexico	8,394	28,493
North America	$23,982	$46,704
Brazil	32,888	31,191
South America	$32,888	$31,191
Sweden	33,498	34,962
Estonia	12,628	11,052
Netherlands	58,681	61,322
Other Europe	767	439
China	—	3,650
Europe and Other	$105,574	$111,425
Total long-term assets	$162,444	$189,320
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(15) Investments
In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company has contributed $9,370 to the Autotech Fund II as of June 30, 2026. The Company contributed $40 and $100 to Autotech Fund II during the six months ended June 30, 2026 and 2025, respectively. The Company received distributions of $0 and $8 from Autotech Fund II during the six months ended June 30, 2026 and 2025, respectively. The Company has a 6.7% interest in Autotech Fund II. The Company recognized (gains) of $(222) and $(50) during the three months ended June 30, 2026 and 2025, respectively. The Company recognized losses (gains) of $9 and $(344) during the six months ended June 30, 2026 and 2025, respectively. The Autotech Fund II investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $8,473 and $8,442 as of June 30, 2026 and December 31, 2025, respectively.

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
Second Quarter Overview
The Company had net loss from continuing operations of $5.3 million, or $(0.19) per diluted share, for the three months ended June 30, 2026.
Net loss from continuing operations for the quarter ended June 30, 2026 decreased by $5.9 million, or $0.21 per diluted share, from net loss from continuing operations of $11.1 million, or $(0.40) per diluted share, for the three months ended June 30, 2025. Net sales increased by $23.8 million, or 15.1%, compared to the three months ended June 30, 2025, due to increased sales volumes in our North American vehicle market and higher sales resulting from the Mexico Manufacturing Agreement related to the sale of Control Devices and higher Brazilian OEM sales from the launch of an infotainment product. Gross margin for the quarter ended June 30, 2026 decreased to 20.3% from 23.1% for the three months ended June 30, 2025 from higher direct material costs as a percentage of sales due to adverse foreign currency losses and excess inventory charges as well as adverse sales mix from lower Smart 2 tachograph product sales from the end of a regulatory retrofit campaign in 2025 in our Electronics segment. SG&A expense increased primarily due to higher incentive compensation and legal expenses, which were offset by lower D&D expense from 2025 business realignment costs and higher customer reimbursements in our Electronics segment. In addition, non-operating foreign currency gains favorably impacted results for the quarter ended June 30, 2026.
Our Electronics segment net sales increased by 12.8% compared to the second quarter of 2025 primarily due to an increase in our North American commercial vehicle market and higher sales of $7.1 million resulting from the Mexico Manufacturing Agreement related to the sale of Control Devices. Additionally, sales were impacted by favorable euro and Swedish krona foreign currency translation. Segment gross margin decreased compared to the second quarter of 2025 from higher direct material costs due to adverse foreign currency losses and excess inventory charges as well as adverse sales mix from lower Smart 2 tachograph product sales from the end of a regulatory retrofit campaign in 2025. Operating income for the segment increased compared to the second quarter of 2025 because of lower SG&A expense from lower royalties and professional services and lower D&D from lower business realignment costs and higher customer reimbursements.
Our Stoneridge Brazil segment net sales increased by 37.6% compared to the second quarter of 2025 primarily from higher OEM product sales including the sales from the launch of an infotainment product and favorable foreign currency translation. Segment gross margin increased due to favorable variances from U.S. denominated material purchases and higher contribution from higher sales levels. Operating income increased due to favorable variances from U.S. dollar denominated material purchases and higher contribution from higher sales levels. Offsetting these favorable variances was an increase in SG&A expense from higher incentive compensation and selling costs reduced by a favorable Brazilian indirect tax claim settlement.

In the second quarter of 2026, SG&A expenses increased by $0.4 million compared to the second quarter of 2025 primarily because of higher incentive compensation and legal costs offset by a favorable Brazilian indirect tax claim settlement.
In the second quarter of 2026, D&D costs decreased by $2.9 million compared to the prior year second quarter primarily in our Electronics segment because of lower business realignment costs and higher customer reimbursements.
At June 30, 2026 and December 31, 2025, we had cash and cash equivalents balances primarily held at our foreign locations of $71.5 million and $53.1 million, respectively, and we had $151.1 million and $180.9 million, respectively, in borrowings outstanding on our Credit Facility. The 2026 decrease in Credit Facility borrowings and the increase in cash and cash equivalents was mostly due to proceeds received from the sale of Control Devices.
Outlook
Stoneridge's portfolio, after the sale of the Control Devices business, is focused on technology solutions primarily for the global commercial vehicle and off-highway end markets. More specifically, Stoneridge serves three primary product categories: vision and safety, connectivity, and vehicle intelligence and electronic controls, each with their own significant growth opportunities. We expect continued expansion of our vision and safety systems, including MirrorEye® and adjacent products and advanced technologies, through maturity of our existing products and the introduction of new products to the market, including our connected trailer and surround-view capabilities. As we continue to invest in these capabilities, we have generated a comprehensive technology roadmap that we expect will both enhance and expand on our existing products and bring new products and technologies to the market. We expect this will drive growth that significantly outpaces our weighted-average end markets resulting in shareholder value creation.
Our financial performance has been affected by increasing costs of materials, labor, and other inputs used to manufacture and sell our products, including higher costs for memory and other semiconductor components. To minimize the impact of these incremental costs, we continue to take mitigation actions, including negotiating price increases and cost recoveries with our customers, improving manufacturing performance and optimizing our global cost structure to both reduce costs and improve operational efficiency. While we expect these actions will benefit financial performance by offsetting cost pressures, there can be no assurance that our mitigation efforts will fully offset the impact of these cost increases.
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
Based on IHS Markit production forecasts, in 2026 the European and North American commercial vehicle end market volumes are forecasted to increase 1.8% and 12.8%, respectively. Over the long-term, we expect our Electronics’ segment sales to continue to outperform forecasted changes in production volumes due to strong demand for our existing products including our OEM MirrorEye programs in North America and Europe as well as from launches of awarded business. In addition, over the long-term we expect revenue growth and margin contribution from our off-highway products. We continue to focus on margin improvement through material cost reduction and product quality initiatives. We continue to invest in the development of advanced system capabilities that are complementary to our driver information solutions and vision systems such as integrated driver assistance technologies and an intelligent connected trailer system.
In July 2026, the International Monetary Fund forecasted the Brazil gross domestic product to grow 2.4% in 2026. We expect our served market channels to moderately improve in 2026 based on current market and economic conditions; however our sales of in-region OEM products are expected to increase in the second half of 2026 due to the launch of an infotainment product in the second quarter of 2026. Stoneridge Brazil will focus on continuing to grow our OEM capabilities in-region to better support our global customers. This focus will provide opportunities for future growth and provide a platform to continue to rotate our local portfolio to align with our global business more closely.
In 2026, we expect net D&D spend to increase driven by spend for quality improvement, product cost optimization, and the development of next generation products. We continue to evaluate and optimize our engineering footprint to enhance capabilities and capacity for the most efficient return on our engineering spend including increasing the utilization of our Stoneridge Brazil engineering function and dedicated engineering partners in India to support Electronics segment projects.

While we expect continued supply chain challenges associated with memory and other electronic component pricing and availability in 2026, we continue to focus on operating performance and enterprise-wide cost reduction. We remain focused on improving cash generation and the reduction of debt through efficient operating performance, structural cost savings and targeted actions to reduce our inventory levels. However, we anticipate working capital investment in the second half of 2026 related to the mid-2027 launch of a new off-highway vision product.
Our future effective tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles and our jurisdictional mix of earnings. We monitor these factors and the impact on our effective tax rate.
Other Matters
A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw material purchases are denominated in U.S. dollars and, therefore, movements in foreign currency exchange rates can also have a significant effect on our results of operations. In the second quarter of 2026, the U.S. Dollar weakened against the Brazilian real favorably impacting our financial results while it strengthened against the Swedish krona and weakened against the Mexican peso which had an unfavorable impact to our reported results. In the second quarter of 2025, the U.S. dollar weakened against the Swedish krona unfavorably impacting our reported results.
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
We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. Because of these actions, we incur severance and resignation related costs that we refer to as business realignment charges. Business realignment costs of $0.0 million and $1.4 million were incurred in the three months ended June 30, 2026 and 2025, respectively. Business realignment costs of $0.4 million and $3.9 million were incurred during the six months ended June 30, 2026 and 2025, respectively. For the three and six months ended June 30, 2025, we incurred $1.4 million and $3.0 million, respectively, in business realignment costs related to operational efficiency initiatives at our Juarez facility. We may incur additional realignment costs in the future.
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

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Three months ended June 30,	2026		2025		Dollar increase / (decrease)
Net sales	$181,384	100.0%	$157,541	100.0%	$23,843
Costs and expenses:
Cost of goods sold	144,551	79.7	121,192	76.9	23,359
Selling, general and administrative	26,061	14.4	25,704	16.3	357
Design and development	11,960	6.6	14,841	9.4	(2,881)
Operating loss	(1,188)	(0.7)	(4,196)	(2.7)	3,008
Interest expense, net	2,404	1.3	3,233	2.1	(829)
Equity in earnings of investee	(222)	(0.1)	(50)	—	(172)
Other (income) expense, net	(649)	(0.4)	2,222	1.4	(2,871)
Loss before income taxes from continuing operations	(2,721)	(1.5)	(9,601)	(6.1)	6,880
Provision for income taxes from continuing operations	2,555	1.4	1,542	1.0	1,013
Loss from continuing operations	(5,276)	(2.9)	(11,143)	(7.1)	5,867
Discontinued operations:
Loss (income) from discontinued operations, net of tax	—	—	(1,784)	(1.1)	1,784
Loss on disposal, net of tax	—	—	—	—	—
Total loss (income) from discontinued operations	—	—	(1,784)	(1.1)	1,784
Net loss	$(5,276)	(2.9)%	$(9,359)	(5.9)%	$4,083
Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Three months ended June 30,	2026		2025		Dollar increase	Percent increase
Electronics	$160,930	88.7%	$142,681	90.6%	$18,249	12.8%
Stoneridge Brazil	20,454	11.3	14,860	9.4	5,594	37.6%
Total net sales	$181,384	100.0%	$157,541	100.0%	$23,843	15.1%
Our Electronics segment net sales increased $18.2 million because of an increase in our North American commercial vehicle market of $10.0 million including higher MirrorEye system sales and $7.1 million resulting from the Mexico Manufacturing Agreement related to the sale of Control Devices as well as favorable euro and Swedish krona foreign currency translation of $2.6 million. These increases were partially offset by decreases in our China commercial vehicle and North American off-highway markets of $1.0 million and $0.7 million, respectively.
Our Stoneridge Brazil segment net sales increased $5.6 million from higher OEM product sales of $4.4 million including sales from the launch of an infotainment product and favorable foreign currency translation of $1.8 million.

Net sales by geographic location are summarized in the following table (in thousands):

Three months ended June 30,	2026		2025		Dollar increase	Percent increase
North America	$61,998	34.2%	$45,605	28.9%	$16,393	35.9%
South America	20,454	11.3	14,860	9.4	5,594	37.6%
Europe and Other	98,932	54.5	97,076	61.7	1,856	1.9%
Total net sales	$181,384	100.0%	$157,541	100.0%	$23,843	15.1%
The increase in North American net sales was due to an increase in production volumes in our commercial vehicle market of $10.0 million including higher MirrorEye system sales and an increase in sales of $7.1 million resulting from the Mexico Manufacturing Agreement related to the sale of Control Devices.
The increase in net sales in South America was from higher OEM product sales including sales from the launch of an infotainment product of $4.4 million and favorable foreign currency translation of $1.8 million.
The increase in net sales in Europe and Other was due to higher European off-highway sales of $0.7 million and favorable foreign currency translation of $2.6 million offset by lower commercial vehicle sales of $1.4 million including lower Smart 2 tachograph product sales from the end of a regulatory retrofit campaign in 2025.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the second quarter of 2025 and our gross margin decreased to 20.3% in the second quarter of 2026 from 23.1% in the second quarter of 2025. Our material cost as a percentage of net sales increased to 57.7% in the second quarter of 2026 from 56.8% in the second quarter of 2025. The increase in material cost percentage was due to the unfavorable foreign exchange material variances and excess inventory charges as well as adverse sales mix from lower Smart 2 tachograph product sales from the end of a regulatory retrofit campaign in 2025 in our Electronics segment offset by a benefit from the Mexico Manufacturing Agreement because under this contract manufacturing agreement only direct labor and overhead expenses are recognized. Overhead as a percentage of net sales increased from 16.2% in the second quarter of 2025 to 17.2% in the second quarter of 2026 due to the impact of the Mexico Manufacturing Agreement spend offsetting favorable leverage of fixed costs from higher sales levels.
Our Electronics segment gross margin decreased compared to the prior year second quarter from higher material costs due to unfavorable foreign exchange material variances and excess inventory charges as well as adverse sales mix from lower Smart 2 tachograph product sales from the end of a regulatory retrofit campaign in 2025 partially offset by favorable leverage of fixed costs from higher sales levels.
Our Stoneridge Brazil segment gross margin increased from the favorable material variances from U.S. dollar denominated material purchases and higher contribution from higher sales levels.
Selling, General and Administrative. SG&A expenses increased by $0.4 million primarily because of higher incentive compensation and legal expenses offset by a favorable Brazilian indirect tax claim settlement.
Design and Development. D&D costs decreased by $2.9 million compared to the second quarter of 2025 because of lower business realignment costs and higher customer reimbursements in our Electronics segment.
Operating Loss. Operating (loss) income by segment is summarized in the following table (in thousands):

Three months ended June 30,	2026	2025	Dollar increase / (decrease)	Percent increase / (decrease)
Electronics	$4,855	$2,739	$2,116	77.3%
Stoneridge Brazil	2,575	969	1,606	165.7%
Unallocated corporate	(8,618)	(7,904)	(714)	(9.0)%
Operating loss	$(1,188)	$(4,196)	$3,008	(71.7)%
Our Electronics segment operating income increased because of reductions in D&D from lower business realignment costs and higher customer reimbursements and in SG&A from lower royalties and professional services. These increases were offset by lower gross margin from higher material costs due to unfavorable foreign exchange material variances and excess inventory charges as well as adverse sales mix from lower Smart 2 tachograph product sales from the end of a regulatory retrofit campaign in 2025.

Our Stoneridge Brazil segment operating income increased due to favorable variances from U.S. dollar denominated material purchases and higher contribution from higher sales levels. Offsetting these favorable variances was an increase in SG&A expense from higher incentive compensation and selling costs offset by a favorable Brazilian indirect tax claim settlement.
Our unallocated corporate operating loss increased from higher SG&A related to higher incentive compensation and legal fees offset by lower D&D spending.
Operating (loss) income by geographic location is summarized in the following table (in thousands):

Three months ended June 30,	2026	2025	Dollar increase / (decrease)	Percent increase /(decrease)
North America	$(7,015)	$(8,897)	$1,882	21.2%
South America	2,575	969	1,606	165.7%
Europe and Other	3,252	3,732	(480)	(12.9)%
Operating loss	$(1,188)	$(4,196)	$3,008	(71.7)%

Our North American operating loss improved due to higher gross margin from higher sales levels and lower D&D from lower business realignment expense offset by higher SG&A from higher incentive compensation and legal expense. Operating income in South America increased from higher gross margin from favorable variances from U.S. dollar denominated material purchases and favorable leverage of fixed costs from higher sales levels offset by higher SG&A from higher incentive compensation and selling expenses. Our operating results in Europe and Other decreased because of lower margin from higher material costs due to unfavorable foreign exchange material variances offset by lower D&D expense from higher customer reimbursements.
Interest Expense, net. Interest expense, net was $2.4 million and $3.2 million for the three months ended June 30, 2026 and 2025, respectively. The decrease for the quarter ended June 30, 2026, was the result of lower outstanding Credit Facility borrowings offset by higher Credit Facility interest rates.
Equity in Earnings of Investee. Equity earnings for Autotech Fund II was $(0.2) million and $(0.1) million for the three months ended June 30, 2026 and 2025, respectively.
Other (Income) Expense, net. We record certain foreign currency transaction (gains) losses as a component of other (income) expense, net on the condensed consolidated statement of operations. Other income, net of $0.6 million increased by $2.9 million compared to the second quarter of 2025 due to foreign currency transaction gains in our SRB segment from the strengthening of the U.S. dollar and lower foreign currency transactions losses in our Electronics segment.
Provision for Income Taxes. For the three months ended June 30, 2026, income tax expense from continuing operations of $2.6 million was attributable to the mix of earnings among tax jurisdictions, tax credits and incentives, and valuation allowances in certain jurisdictions. The effective tax rate of (93.9)% varies from the statutory tax rate primarily due to tax credits and incentives and valuation allowances in certain jurisdictions.
For the three months ended June 30, 2025, income tax expense from continuing operations of $1.5 million was attributable to the mix of earnings among tax jurisdictions, foreign withholding taxes, and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of (16.1%) varies from the statutory tax rate primarily due to foreign withholding taxes and tax credits and incentives offset by U.S. taxes on foreign earnings.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Six months ended June 30,	2026		2025		Dollar increase / (decrease)
Net sales	$342,231	100.0%	$306,598	100.0%	$35,633
Costs and expenses:
Cost of goods sold	270,442	79.0	234,998	76.6	35,444
Selling, general and administrative	58,590	17.1	51,569	16.8	7,021
Design and development	23,365	6.8	28,533	9.3	(5,168)
Operating loss	(10,166)	(2.9)	(8,502)	(2.9)	(1,664)
Interest expense, net	6,089	1.8	6,475	2.1	(386)
Equity in loss (earnings) of investee	9	—	(344)	(0.1)	353
Other (income) expense, net	(179)	—	1,396	0.6	(1,575)
Loss before income taxes from continuing operations	(16,085)	(4.7)	(16,029)	(5.4)	(56)
Provision for income taxes from continuing operations	3,969	1.2	3,118	1.0	851
Loss from continuing operations	(20,054)	(5.9)	(19,147)	(6.4)%	(907)
Discontinued operations:
Loss (income) from discontinued operations, net of tax	3,322	1.0	(2,592)	(0.8)	5,914
Loss on disposal, net of tax	9,817	2.9	—	—	9,817
Total loss (income) from discontinued operations	13,139	3.9	(2,592)	(0.8)	15,731
Net loss	$(33,193)	(9.8)%	$(16,555)	(5.6)%	$(16,638)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Six months ended June 30,	2026		2025		Dollar increase	Percent increase
Electronics	305,778	89.3	277,464	90.5	28,314	10.2%
Stoneridge Brazil	36,453	10.7	29,134	9.5	7,319	25.1%
Total net sales	$342,231	100.0%	$306,598	100.0%	$35,633	11.6%

Our Electronics segment net sales increased $28.3 million because of favorable euro and Swedish krona foreign currency translation of $15.0 million and higher sales of $10.9 million resulting from the Mexico Manufacturing Agreement related to the sale of Control Devices. Additionally, sales increased in our North American commercial vehicle market by $11.1 million from higher production volumes including higher MirrorEye system sales. These increases were offset by lower sales in our European commercial vehicle market of $8.2 million, including lower sales for the Smart 2 tachograph product resulting from the end of a retrofit campaign in 2025 offset by higher MirrorEye system sales, and lower China commercial vehicle sales of $1.6 million

Our Stoneridge Brazil segment net sales increased $7.3 million from higher OEM product sales of $4.8 million including sales from the second quarter launch of an infotainment product and favorable foreign currency translation of $3.4 million.

Net sales by geographic location are summarized in the following table (in thousands):

Six months ended June 30,	2026		2025		Dollar increase	Percent increase
North America	$108,891	31.8%	$88,372	28.8%	$20,519	23.2%
South America	36,453	10.7	29,134	9.5	7,319	25.1%
Europe and Other	196,887	57.5	189,092	61.7	7,795	4.1%
Total net sales	$342,231	100.0%	$306,598	100.0%	$35,633	11.6%

The increase in North American net sales was due to higher production volumes in our commercial vehicle market of $11.1 million including higher MirrorEye system sales and sales of $10.9 million from the Mexico Manufacturing Agreement related to the sale of Control Devices.
The increase in net sales in South America was from higher OEM product sales of $4.7 million including sales from the second quarter launch of an infotainment product and favorable foreign currency translation of $3.4 million.

The increase in net sales in Europe and Other was due to favorable foreign currency translation of $15.0 million and an increase in off-highway sales of $2.6 million. This increase was offset by lower sales in our European commercial vehicle market of $8.2 million, including lower Smart 2 tachograph product sales from the end of a regulatory retrofit campaign in 2025 offset by higher MirrorEye system sales, and lower sales in our China commercial vehicle market of $1.6 million.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the six months ended June 30, 2025 and our gross margin decreased to 21.0% in 2026 from 23.4% in the first six months 2025. Our material cost as a percentage of net sales increased from 56.5% in the first six months of 2025 to 58.0% in the first six months of 2026. The increase in material cost percentage was due to unfavorable sales mix in our Electronics segment from unfavorable foreign exchange variances and excess inventory charges as well as adverse sales mix from lower Smart 2 tachograph sales from the end of a regulatory retrofit campaign in 2025 offset by a benefit from the Mexico Manufacturing Agreement because under this contract manufacturing agreement only direct labor and overhead expenses are recognized. Overhead as a percentage of net sales was 16.2% and 16.4% for the first six months of 2026 and 2025, respectively. The decrease in overhead as a percentage of sales was attributable to favorable leverage of fixed costs from higher sales levels and lower business realignment costs in our Electronics segment mostly offset by the impact of the Mexico Manufacturing Agreement spend.
Our Electronics segment gross margin decreased compared to the prior year from higher direct material costs as a percentage of sales from unfavorable sales mix, unfavorable foreign exchange variances and excess inventory charges offset by lower business realignment costs.
Our Stoneridge Brazil segment gross margin increased from the favorable variances from U.S. dollar denominated material purchases and higher contribution from higher sales levels.
Selling, General and Administrative. SG&A expenses increased by $7.0 million primarily because of higher share-based compensation from retirement-related accelerated vesting, incentive compensation and legal expenses offset by lower business realignment costs and royalties.
Design and Development. D&D costs decreased by $5.2 million primarily related to our Electronics segment as a result of higher customer reimbursements, lower business realignment costs and non-capital tooling expenses.
Operating (Loss) Income. Operating (loss) income by segment is summarized in the following table (in thousands):

Six months ended June 30,	2026	2025	Dollar increase / (decrease)	Percent increase / (decrease)
Electronics	$8,588	$8,244	$344	4.2%
Stoneridge Brazil	3,896	1,554	2,342	150.7%
Unallocated corporate	(22,650)	(18,300)	(4,350)	(23.8)%
Operating loss	$(10,166)	$(8,502)	$(1,664)	(19.6)%
Our Electronics segment operating income increased because of lower D&D from higher customer reimbursements and lower business realignment costs and lower SG&A from lower royalties offset by lower gross margin.

Our Stoneridge Brazil segment operating income increased due to higher gross margin from favorable variances from U.S. dollar denominated material purchases and higher contribution from higher sales levels offset by higher SG&A from higher incentive compensation and selling expenses.
Our unallocated corporate operating loss increased from higher SG&A related to higher share-based compensation from retirement-related accelerated vesting, incentive compensation and legal fees offset by lower business realignment expenses as well as lower D&D spending.
Operating (loss) income by geographic location is summarized in the following table (in thousands):

Six months ended June 30,	2026	2025	Dollar increase / (decrease)	Percent increase / (decrease)
North America	$(21,087)	$(20,366)	$(721)	(3.5)%
South America	3,896	1,554	2,342	150.7%
Europe and Other	7,025	10,310	(3,285)	(31.9)%
Operating loss	$(10,166)	$(8,502)	$(1,664)	(19.6)%
Our North American operating loss increased due to higher SG&A from higher share-based compensation from retirement-related accelerated vesting, incentive compensation and legal expenses offset by higher gross margin from higher sales levels including tariff recoveries and lower D&D from lower business realignment costs. Operating income in South America increased from higher gross margin from favorable variances from U.S. dollar denominated material purchases and higher contribution from higher sales levels offset by higher SG&A from higher incentive compensation and selling expenses. Our operating results in Europe and Other decreased because of lower margin from adverse sales mix and unfavorable foreign exchange variances offset by lower D&D expense from higher customer reimbursements and lower SG&A from lower royalties.
Interest Expense, net. Interest expense, net was $6.1 million and $6.5 million for the six months ended June 30, 2026 and 2025, respectively. The decrease was the result of lower outstanding Credit Facility borrowings offset by higher Credit Facility interest rates.
Equity in Loss (Earnings) of Investee. Equity loss (earnings) for Autotech Fund II was $0.0 million and $(0.3) million for the six months ended June 30, 2026 and 2025, respectively.
Other (Income) Expense, net. We record certain foreign currency transaction (gains) losses as a component of other expense (income), net on the condensed consolidated statement of operations. Other income, net of $(0.2) million increased by $1.6 million compared to the first six months of 2025 due to foreign currency transaction gains in our SRB segment from the strengthening of the U.S. dollar and lower foreign currency transactions losses in our Electronics segment.
Provision for Income Taxes. For the six months ended June 30, 2026, income tax expense from continuing operations of $4.0 million was attributable to the mix of earnings among tax jurisdictions, tax credits and incentives, and valuation allowances in certain jurisdictions. The effective tax rate of (24.7%) varies from the statutory tax rate primarily due to tax credits and incentives and valuation allowances in certain jurisdictions.
For the six months ended June 30, 2025, income tax expense of $3.1 million was attributable to the mix of earnings among tax jurisdictions, foreign withholding taxes, and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of (19.5)% varies from the statutory tax rate primarily due to foreign withholding taxes and tax credits and incentives offset by U.S. taxes on foreign earnings.

Liquidity and Capital Resources
Summary of Cash Flows:

Six months ended June 30,	2026	2025
Net cash provided by (used for) from continuing operations:
Operating activities	$816	$18,996
Investing activities	53,843	(9,219)
Financing activities	(31,841)	(41,363)
Cash (used for) provided by discontinued operations:	(3,322)	2,592
Effect of exchange rate changes on cash and cash equivalents	(1,039)	6,934
Net change in cash and cash equivalents	$18,457	$(22,060)
Cash provided by operating activities decreased compared to 2025 because of a higher net loss and higher working capital levels primarily accounts receivable and to a lesser extent inventory, partially offset by higher accounts payable. Cash used by receivables increased due to the recognition of receivables resulting from manufacturing and transition service agreement transactions related to the sale of Control Devices in the first quarter of 2026, however overall collection terms have remained consistent.
Net cash provided by investing activities increased compared to 2025 due to the proceeds from the sale of Control Devices offset by lower capital expenditures.
Net cash used for financing activities decreased compared to 2025 due to a decrease in Credit Facility repayments.
As outlined in Note 7 to our condensed consolidated financial statements, the Credit Facility permitted borrowing up to a maximum level of $275.0 million. This variable rate facility had an accordion feature which allowed the Company to increase its availability by up to $150.0 million upon the satisfaction of certain conditions and lender consent through its expiration in November 2026. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants that place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $151.1 million at June 30, 2026.
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

•borrowing capacity was reduced from $275.0 million to $225.0 million;
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
Our Credit Facility matures on July 1, 2027, which is within twelve months of the issuance of the accompanying unaudited condensed consolidated financial statements, and will become current in the third quarter of 2026. The Company expects to refinance its Credit Facility. While there can be no assurance that the Company will refinance the current Credit Facility, the Company anticipates that the refinancing will occur prior to the issuance of the financial statements for the year ending December 31, 2026. The Company’s ability to continue as a going concern is contingent upon its ability to refinance its Credit Facility.
The Company was in compliance with all covenants at June 30, 2026 and December 31, 2025. The Company has not experienced a violation that would limit the Company’s ability to borrow under the Credit Facility, as amended, and does not expect that the covenants under it will restrict the Company’s financing flexibility. However, it is possible that future borrowing flexibility under the Credit Facility may be limited as a result of lower than expected financial performance due to the adverse impact of significantly lower global demand in our markets and challenging macroeconomic conditions. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.
The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $2.1 million and $2.2 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, there were no borrowings outstanding on this overdraft credit line. During the six months ended June 30, 2026, the subsidiary borrowed and repaid 40.4 million Swedish krona, or $4.2 million. The Stockholm subsidiary has pledged certain of its assets as collateral in order to obtain a guarantee of certain of the Stockholm subsidiary’s obligations to third parties.
In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech, a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. As of June 30, 2026, the Company’s cumulative investment in the Autotech Fund II was $9.4 million. The Company contributed less than $0.1 million to Autotech Fund II during each of the six months ended June 30, 2026 and June 30, 2025.
Our future results could also be adversely affected by unfavorable changes in foreign currency exchange rates. We have significant foreign denominated transaction exposure in certain locations, especially in Brazil, Argentina, Mexico, Sweden, Estonia and the Netherlands. Our future results could also be unfavorably affected by increased commodity prices and material cost inflation as these fluctuations impact the cost of our raw material purchases.

At June 30, 2026, we had a cash and cash equivalents balance of approximately $71.5 million, of which 79.1% was held in foreign locations. The Company has approximately $23.9 million of undrawn commitments under the Credit Facility as of June 30, 2026, which results in total undrawn commitments and cash balances of approximately $95.4 million. However, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance.
The principal sources of liquidity available for our future cash requirements are expected to be (i) cash flows from operations, (ii) cash and cash equivalents on-hand and (iii) borrowings from our Credit Facility. We expect to refinance our Credit Facility prior to it becoming due, and, assuming such refinancing is completed on satisfactory terms, we believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital and other commitments during the next twelve months. While uncertainty surrounding the current economic environment could adversely impact our business, based on our current financial position, we believe it is unlikely that any such effects would preclude us from maintaining sufficient liquidity, assuming the successful completion of the anticipated refinancing.
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
Critical Accounting Policies and Estimates
The Company’s critical accounting policies, which include management’s best estimates and judgments, are included in Part II, Item 7, to the consolidated financial statements of the Company’s 2025 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2025 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates during the second quarter of 2026.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not sell any unregistered equity securities during the quarter ended June 30, 2026.
The following table presents information with respect to repurchases of Common Shares made by us during the three months ended June 30, 2026. There were 180,734 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards. These shares were acquired from employees solely to satisfy tax withholding obligations in connection with the vesting of equity awards. These acquisitions were not made pursuant to any publicly announced repurchase plan or program, and the Company did not have any such repurchase plans or programs in effect during the quarter.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/26-4/30/26	6,927	$6.27	N/A	N/A
5/1/26-5/31/26	173,807	$6.90	N/A	N/A
6/1/26-6/30/26	—	$—	N/A	N/A
Total	180,734
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
In addition, during the quarter ended June 30, 2026, the Company did not adopt or terminate any Rule 10b5-1 trading arrangement, as described in Item 408(b) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Offer Letter, dated May 14, 2026, between Stoneridge, Inc. and Scott R. Humphrey (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 3, 2026)*.

10.2	Amendment No. 1 to the Stoneridge, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2026).

10.3	Stoneridge, Inc. 2016 Long-Term Incentive Plan 2026 Restricted Share Units Grant Agreement, filed herewith.

10.4	Stoneridge, Inc. 2025 Long-Term Incentive Plan 2026 Performance Shares Grant Agreement, filed herewith.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	101	XBRL Exhibits:

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
104
The cover page from our Quarterly Report on Form 10-Q for the period ended June 30, 2026, filed with the Securities and Exchange Commission on August 5, 2026, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

_______________________
* Reflects management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: August 5, 2026	/s/ Natalia Noblet
Natalia Noblet
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 5, 2026	/s/ Scott R. Humphrey
Scott R. Humphrey
Chief Financial Officer and Treasurer
(Principal Financial Officer)