Form 10-Q
period 2026-09-30
STONERIDGE INC
filed 2026-11-04
CIK 1043337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2026
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period     for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No
The number of Common Shares, without par value, outstanding as of November 2, 2026 was 28,553,040.

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
•our ability to comply with the financial covenants in, and to refinance or replace, our Credit Facility before its July 1, 2027 maturity;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
STONERIDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,446	$53,057
Accounts receivable, less reserves of $527 and $325, respectively	140,013	89,019
Inventories, net	123,676	106,422
Prepaid expenses and other current assets	23,301	26,956
Current assets of discontinued operations	—	86,342
Total current assets	350,436	361,796
Long-term assets:
Property, plant and equipment, net	59,933	62,659
Intangible assets, net	30,852	37,632
Goodwill	36,208	37,590
Operating lease right-of-use asset	7,529	9,570
Investments and other long-term assets, net	25,206	22,167
Long-term assets of discontinued operations	—	19,702
Total long-term assets	159,728	189,320
Total assets	$510,164	$551,116

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$143,691	$—
Accounts payable	117,985	62,398
Accrued expenses and other current liabilities	102,387	65,132
Current liabilities of discontinued operations	—	29,955
Total current liabilities	364,063	157,485
Long-term liabilities:
Revolving credit facility	—	180,942
Deferred income taxes	4,301	9,972
Operating lease long-term liability	5,055	6,601
Other long-term liabilities	12,454	11,604
Long-term liabilities of discontinued operations	—	4,733
Total long-term liabilities	21,810	213,852
Preferred Shares, without par value, 5,000 shares authorized, none issued	—	—
Common Shares, without par value, 60,000 shares authorized, 28,966 and 28,966 shares issued and 28,538 and 28,018 shares outstanding at September 30, 2026 and December 31, 2025, respectively, with no stated value	—	—
Additional paid-in capital	205,248	219,186
Common Shares held in treasury, 428 and 948 shares at September 30, 2026 and December 31, 2025, respectively, at cost	(9,348)	(27,457)
Retained earnings	21,044	77,150
Accumulated other comprehensive loss	(92,653)	(89,100)
Total shareholders' equity	124,291	179,779
Total liabilities and shareholders' equity	$510,164	$551,116
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025

Net sales	$155,802	$138,638	$498,033	$445,236
Costs and expenses:
Cost of goods sold	144,297	106,571	414,739	341,570
Selling, general and administrative	23,868	22,978	82,458	74,547
Design and development	11,423	10,524	34,788	39,057
Operating loss	(23,786)	(1,435)	(33,952)	(9,938)
Interest expense, net	2,868	3,806	8,957	10,280
Equity in (earnings) loss of investee	(914)	220	(905)	(124)
Other (income) expense, net	(138)	1,463	(317)	2,860
Loss before income taxes from continuing operations	(25,602)	(6,924)	(41,687)	(22,954)
(Benefit) provision for income taxes from continuing operations	(2,689)	1,970	1,280	5,087
Loss from continuing operations	(22,913)	(8,894)	(42,967)	(28,041)
Discontinued operations:
Loss (income) from discontinued operations, net of tax	—	477	3,322	(2,115)
Loss on disposal, net of tax	—	—	9,817	—
Total loss (income) from discontinued operations	—	477	13,139	(2,115)
Net loss	$(22,913)	$(9,371)	$(56,106)	$(25,926)

Loss per share from continuing operations:
Basic	$(0.81)	$(0.32)	$(1.52)	$(1.01)
Diluted	$(0.81)	$(0.32)	$(1.52)	$(1.01)

Income (loss) per share from discontinued operations:
Basic	$—	$(0.02)	$(0.47)	$0.08
Diluted	$—	$(0.02)	$(0.47)	$0.08

Loss per share from Stoneridge Inc.:
Basic	$(0.81)	$(0.34)	$(1.99)	$(0.93)
Diluted	$(0.81)	$(0.34)	$(1.99)	$(0.93)

Weighted-average shares outstanding:
Basic	28,387	27,859	28,176	27,776
Diluted	28,387	27,859	28,176	27,776
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025

Net loss	$(22,913)	$(9,371)	$(56,106)	$(25,926)

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(2,616)	(464)	(3,553)	25,985
Unrealized (loss) gain on derivatives (1)	—	(536)	—	2,573
Other comprehensive (loss) income, net of tax	(2,616)	(1,000)	(3,553)	28,558

Comprehensive (loss) income	$(25,529)	$(10,371)	$(59,659)	$2,632

(1)
Net of tax benefit of $0 and $143 for the three months ended September 30, 2026 and 2025, respectively. Net of tax expense of $0 and $684 for the nine months ended September 30, 2026 and 2025, respectively.

The Company has combined comprehensive (loss) income from continuing operations and comprehensive (loss) income from discontinued operations herein.
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months ended September 30, (in thousands)	2026	2025

OPERATING ACTIVITIES:
Net loss	$(56,106)	$(25,926)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Loss (income) from discontinued operations	3,322	(2,115)
Depreciation	10,160	17,968
Amortization, including accretion and write-off of deferred financing costs	8,010	7,121
Deferred income taxes	(5,065)	(6,560)
Equity in earnings of investee	(905)	(124)
Loss on sale of fixed assets	8	88
Share-based compensation expense	5,425	3,659
Excess tax deficiency related to share-based compensation expense	—	469
Loss on disposal of business, net	9,817	—
Changes in operating assets and liabilities:
Accounts receivable, net	(51,345)	(4,823)
Inventories, net	(20,394)	17,751
Prepaid expenses and other assets	7,906	1,450
Accounts payable	59,443	11,226
Accrued expenses and other liabilities	34,767	2,893
Net cash provided by operating activities - continuing operations	5,043	23,077

INVESTING ACTIVITIES:
Capital expenditures, including intangibles	(9,872)	(15,653)
Proceeds from sale of fixed assets	350	338
Proceeds from sale of business, net	59,000	—
Investment in venture capital fund, net	(113)	(272)
Net cash provided by (used for) investing activities - continuing operations	49,365	(15,587)

FINANCING ACTIVITIES:
Revolving credit facility borrowings	20,000	36,000
Revolving credit facility payments	(56,000)	(70,691)
Proceeds from issuance of debt	4,465	15,376
Repayments of debt	(4,479)	(14,985)
Other financing costs	(1,590)	—
Repurchase of Common Shares to satisfy employee tax withholding	(1,264)	(340)
Net cash used for financing activities - continuing operations	(38,868)	(34,640)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used for operations - discontinued operations	(3,195)	5,733
Cash used for investing activities - discontinued operations	(127)	(3,618)
Cash used for financing activities - discontinued operations	—	—
Net cash used for discontinued operations	(3,322)	2,115

Effect of exchange rate changes on cash and cash equivalents	(1,829)	7,191
Net change in cash and cash equivalents	10,389	(17,844)
Cash and cash equivalents at beginning of period	53,057	71,832

Cash and cash equivalents at end of period	$63,446	$53,988

Supplemental disclosure of cash flow information:
Cash paid for interest from continuing operations	$9,327	$10,889
Cash paid for income taxes, net from continuing operations	$4,980	$8,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands)	Number of Common Shares outstanding	Number of treasury shares	Additional paid-in capital	Common Shares held in treasury	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity

BALANCE DECEMBER 31, 2024	27,695	1,271	$225,712	$(38,424)	$179,985	$(122,013)	$245,260
Net loss	—	—	—	—	(7,196)	—	(7,196)
Unrealized gain on derivatives, net	—	—	—	—	—	1,343	1,343
Currency translation adjustments	—	—	—	—	—	12,783	12,783
Issuance of Common Shares, net of repurchases	151	(151)	—	5,488	—	—	5,488
Share-based compensation, net	—	—	(4,582)	—	—	—	(4,582)
BALANCE MARCH 31, 2025	27,846	1,120	$221,130	$(32,936)	$172,789	$(107,887)	$253,096

Net loss	—	—	—	—	(9,359)	—	(9,359)
Unrealized gain on derivatives, net	—	—	—	—	—	1,766	1,766
Currency translation adjustments	—	—	—	—	—	13,666	13,666
Issuance of Common Shares, net of repurchases	157	(157)	—	4,895	—	—	4,895
Share-based compensation, net	—	—	(3,548)	—	—	—	(3,548)
BALANCE JUNE 30, 2025	28,003	963	$217,582	$(28,041)	$163,430	$(92,455)	$260,516

Net loss	—	—	—	—	(9,371)	—	(9,371)
Unrealized loss on derivatives, net	—	—	—	—	—	(536)	(536)
Currency translation adjustments	—	—	—	—	—	(464)	(464)
Issuance of Common Shares, net of repurchases	15	(15)	—	584	—	—	584
Repurchased Common Shares for treasury, net	—	—	—	—	—	—	—
Share-based compensation, net	—	—	466	—	—	—	466
BALANCE SEPTEMBER 30, 2025	28,018	948	$218,048	$(27,457)	$154,059	$(93,455)	$251,195

BALANCE DECEMBER 31, 2025	28,018	948	$219,186	$(27,457)	$77,150	$(89,100)	$179,779
Net loss	—	—	—	—	(27,917)	—	(27,917)
Currency translation adjustments	—	—	—	—	—	751	751
Issuance of Common Shares, net of repurchases	218	(218)	—	7,116	—	—	7,116
Share-based compensation, net	—	—	(3,547)	—	—	—	(3,547)
BALANCE MARCH 31, 2026	28,236	730	$215,639	$(20,341)	$49,233	$(88,349)	$156,182

Net loss	—	—	—	—	(5,276)	—	(5,276)
Currency translation adjustments	—	—	—	—	—	(1,688)	(1,688)
Issuance of Common Shares, net of repurchases	288	(288)	—	10,692	—	—	10,692
Share-based compensation, net	—	—	(10,785)	—	—	—	(10,785)
BALANCE JUNE 30, 2026	28,524	442	$204,854	$(9,649)	$43,957	$(90,037)	$149,125

Net loss	—	—	—	—	(22,913)	—	(22,913)
Currency translation adjustments	—	—	—	—	—	(2,616)	(2,616)
Issuance of Common Shares, net of repurchases	14	(14)	—	—	—	—	—
Repurchased Common Shares for treasury, net	—	—	—	301	—	—	301
Share-based compensation, net	—	—	394	—	—	—	394
BALANCE SEPTEMBER 30, 2026	28,538	428	$205,248	$(9,348)	$21,044	$(92,653)	$124,291
The accompanying notes are an integral part of these condensed consolidated financial statements.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(1) Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared by Stoneridge, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2025 Form 10-K.
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
Prior to the sale of the Control Devices segment, the Company operated in three reportable segments: Electronics, Control Devices, and Stoneridge Brazil. Following the completion of the sale on January 30, 2026, the Control Devices segment is no longer a reportable segment of the Company. The Company now operates in two reportable segments: Electronics and Stoneridge Brazil. In connection with the retrospective presentation of Control Devices as discontinued operations, prior-period segment information has been recast to conform to the current period presentation in accordance with ASC Topic 280, Segment Reporting. See Note 14 — Segment Reporting for further information.
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which modernizes guidance on internal-use software costs to reflect current development practices and improve operability. This standard eliminates the project stages model and replaces it with a principles-based recognition threshold. This standard also creates new capitalization criteria that clarify capitalization when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. This standard is effective for annual and interim periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact on our consolidated financial statements and disclosures.
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
In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities," which provides explicit guidance on the accounting for government grants received by business entities. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, and permits modified prospective, modified retrospective, or full retrospective adoption. Early adoption is permitted. We are currently evaluating the impact on our consolidated financial statements and disclosures.
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
(3) Discontinued Operations
Sale of Control Devices
On January 30, 2026 (the “Closing Date”, “Closing”), the Company and certain of its subsidiaries entered into a Stock Purchase Agreement (“Purchase Agreement”) with Control Devices Acquisition, LLC, a Delaware limited liability company, an affiliate of Center Rock Capital Partners, L.P. (“Buyer”), pursuant to which the Company sold, on the Closing Date, its Control Devices business segment (the “Business”) via the sale of the Company’s interests in its former wholly-owned subsidiaries, Stoneridge Control Devices, Inc. (“Control Devices”), Stoneridge Asia Holdings Ltd., and Stoneridge Asia Pacific Electronics (Suzhou) Co. Ltd. (“Stoneridge Suzhou”).
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Mexico Manufacturing Agreement
Simultaneously with the Closing, Stoneridge Electronics and Buyer entered into a Mexico Manufacturing Agreement pursuant to which Stoneridge Electronics will continue manufacturing certain products for Buyer through its Mexico-based maquiladora using machinery and tools transferred to Buyer under the Purchase Agreement. The Mexico Manufacturing Agreement has an initial three-year term and automatically renews for successive one-year periods unless either Stoneridge Electronics or Buyer provides written notice of non-renewal at least twelve months prior to the expiration of the then-current term. Under the Mexico Manufacturing Agreement, Buyer is responsible for payment of materials costs, the product price and certain other costs incurred outside the ordinary course of manufacturing and fulfillment. Product pricing under this agreement was intended to result in returns that are materially consistent with historical actuals.
During the three months ended September 30, 2026, the Company received payments from Buyer of $8,757 related to manufacturing activities and $20,403 related to materials cost reimbursements. During the nine months ended September 30, 2026, the Company received payments from Buyer of $20,745 related to manufacturing activities and $47,559 related to materials cost reimbursements, and $6,375 related to the settlement of outstanding accounts payable as of the closing date of the sale.
The Company recognized revenues of $6,348 and $17,252 for the three months and nine months ended September 30, 2026 under the Agreement.
As of September 30, 2026, amounts receivable from Buyer under the Agreement were $8,972. These amounts were presented on a gross basis within accounts receivable on the Company's condensed consolidated balance sheet.
China Manufacturing Agreement
Simultaneously with the Closing, Stoneridge Electronics AS (the Company's Estonian legal entity) and Buyer entered into a China Manufacturing Agreement pursuant to which Buyer will continue manufacturing certain products for the Company’s Electronics business segment at the facility in Suzhou, China transferred to Control Devices under the Purchase Agreement. The China Manufacturing Agreement has an initial twelve month term and will automatically extend for an additional six months unless Stoneridge Electronics AS provides written notice of termination at least thirty days prior to the end of the initial term. Manufacturing costs under the China Manufacturing Agreement are expected to be based on Buyer’s actual costs, consistent with the historical cost structure used at the facility in Suzhou, China. Under the China Manufacturing Agreement, Stoneridge Electronics AS is responsible for payment of materials costs, shipping costs, manufacturing costs and any excluded costs approved by Stoneridge Electronics AS in writing. A fixed USD/RMB exchange rate applied for the first six months following the Closing, with adjustments every three months thereafter.
During the three months ended September 30, 2026, the Company incurred costs related to the China Manufacturing Agreement of $696 related to manufacturing service fees and $2,998 related to materials cost reimbursement. During the nine months ended September 30, 2026, the Company incurred costs related to the China Manufacturing Agreement of $2,163 related to manufacturing service fees and $9,249 related to materials cost reimbursement.
As of September 30, 2026, amounts receivable from Buyer under the Agreement were $12,967 and amounts payable to Buyer were $15,277, each presented on a gross basis within accounts receivable, accounts payable and accrued liabilities, respectively, on the Company's condensed consolidated balance sheet.
After the sale of the Business and upon entering into the Mexico and China Manufacturing agreements, the Company does not have any revenues or expenses presented in continuing operations that before the sale of the Business were eliminated in consolidated financial statements as intra-entity transactions.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The following tables display summarized activity in our condensed consolidated statements of operations for discontinued operations during the three and nine months ended September 30, 2026 and 2025, related to the Control Devices business.

	Three months ended September 30,		Nine months ended September 30,
	2026 (A)	2025	2026 (A)	2025
Net sales	$—	$72,504	$21,960	$213,515
Costs and expenses:
Cost of goods sold	—	61,803	17,749	179,178
Selling, general and administrative (B)	—	8,615	5,788	21,578
Design and development	—	3,930	1,210	11,928
Operating (loss) income from discontinued operations	—	(1,844)	(2,787)	831
Interest income, net	—	(4)	—	(178)
Other expense, net	—	949	257	2,516
Loss before income taxes from discontinued operations	—	(2,789)	(3,044)	(1,507)
(Benefit) provision for income taxes from discontinued operations	—	(2,312)	278	(3,622)
(Loss) income from discontinued operations, net of tax	—	(477)	(3,322)	2,115

Loss on disposal	—	—	(8,957)	—
Income tax benefit on loss on disposal	—	—	(860)	—
Loss on disposal, net of tax	—	—	(9,817)	—

Total (loss) income from discontinued operations	$—	$(477)	$(13,139)	$2,115

(A)    The operations of the Control Devices business were included only for the period January 1, 2026 to January 30, 2026 as the sale of this business was completed on January 30, 2026. Also includes expenses incurred in February and March 2026, after the sale, but related to discontinued operations.
(B)    Transaction costs included in SG&A for the three months ended September 30, 2026 and 2025 were $0 and $3,659, respectively, and for the nine months ended September 30, 2026 and 2025 were $3,700 and $5,004, respectively.

The following table presents depreciation and amortization and capital expenditures attributable to the Control Devices business for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Depreciation and amortization	$—	$2,962	$701	$7,414
Capital expenditures	$—	$1,459	$127	$3,618

Intercompany sales to Control Devices were $0 and $6,474 for the three months ended September 30, 2026 and 2025, respectively. Intercompany sales to Control Devices were $418 and $19,035 for the nine months ended September 30, 2026 and 2025, respectively.

Intercompany purchases from Control Devices were $0 and $875 for the three months ended September 30, 2026 and 2025, respectively. Intercompany purchases from Control Devices were $378 and $2,642 for the nine months ended September 30, 2026 and 2025, respectively.

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
Revenue by Reportable Segment
Electronics. Our Electronics segment designs and manufactures advanced driver information solutions, vision systems, connectivity and compliance solutions and control modules. These products are sold principally to the commercial and off-highway vehicle markets through our original equipment manufacturer ("OEM") and aftermarket channels in the European, North American and Asia Pacific regions. Our vision and safety systems are sold principally to the commercial vehicle and off-highway vehicle end markets in the European and North American regions.
Stoneridge Brazil. Our Stoneridge Brazil segment primarily serves the South American region and specializes in the design, manufacture and sale of driver information systems, vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories, telematics solutions and multimedia devices. Stoneridge Brazil sells its products directly to commercial vehicle and automotive OEMs and Tier 1 supplier customers, the aftermarket distribution channel and to factory authorized dealer installers, also referred to as original equipment services. In addition, monitoring services and tracking devices are sold directly to corporate customers and individual consumers.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the three months ended September 30, 2026 and 2025:

	Electronics		Stoneridge Brazil		Unallocated Corporate(2)		Consolidated
Three months ended September 30,	2026	2025	2026	2025	2026	2025	2026	2025
Net Sales:
North America	$69,399	$35,518	$—	$—	$(24,236)	$—	$45,163	$35,518
South America	—	—	21,474	17,142	—	—	21,474	17,142
Europe	89,165	84,792	—	—	—	—	89,165	84,792
Asia Pacific	—	1,186	—	—	—	—	—	1,186
Total net sales	$158,564	$121,496	$21,474	$17,142	$(24,236)	$—	$155,802	$138,638
The following tables disaggregate our revenue by reportable segment and geographical location(1) for the nine months ended September 30, 2026 and 2025:

	Electronics		Stoneridge Brazil		Unallocated Corporate(2)		Consolidated
Nine months ended September 30,	2026	2025	2026	2025	2026	2025	2026	2025
Net Sales:
North America	$178,289	$123,892	$—	$—	$(24,236)	$—	$154,053	$123,892
South America	—	—	57,927	46,276	—	—	57,927	46,276
Europe	285,674	271,983	—	—	—	—	285,674	271,983
Asia Pacific	379	3,085	—	—	—	—	379	3,085
Total net sales	$464,342	$398,960	$57,927	$46,276	$(24,236)	$—	$498,033	$445,236
______________________
(1)Company sales based on geographic location are where the sale originates not where the customer is located.
(2)Unallocated Corporate revenue represents the impact of the adverse ruling brought by a former customer of our Control Devices business for warranty claims for particulate matter ("PM") sensor products described in Note 16, Subsequent Events

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Performance Obligations
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
A small portion of the Company’s sales are comprised of contracts for vehicle tracking devices and monitoring services to individual, corporate, fleet and cargo customers in our Stoneridge Brazil segment. These service contracts are generally not capable of being distinct and are accounted for as a single performance obligation. We recognize revenue for our monitoring products and services contracts over the life of the contract. There is no variable consideration associated with these contracts. The Company has the right to consideration from a customer in the amount that corresponds directly with the value to the customer of the Company’s performance to date. Therefore, the Company recognizes revenue over time using the practical expedient ASC 606-10-55-18 in the amount the Company has a “right to invoice” rather than selecting an output or input method.
Contract Balances
The Company had no material contract assets, contract liabilities or capitalized contract acquisition costs as of September 30, 2026 and December 31, 2025.
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

	September 30, 2026	December 31, 2025
Raw materials	$86,603	$78,256
Work-in-progress	5,557	5,610
Finished goods	31,516	22,556
Total inventories, net	$123,676	$106,422

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Inventory valued using the FIFO method was $103,731 and $91,848 at September 30, 2026 and December 31, 2025, respectively. Inventory valued using the average cost method was $19,945 and $14,574 at September 30, 2026 and December 31, 2025, respectively.
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
Foreign Currency Exchange Rate Risk
Foreign currency transactions are remeasured into the functional currency using translation rates in effect at the time of the transaction with the resulting adjustments included on the condensed consolidated statements of operations within other (income) expense, net. These foreign currency transaction (gains) losses, including the impact of hedging activities, were $(263) and $1,964 for the three months ended September 30, 2026 and 2025, and $(317) and $4,439 for the nine months ended September 30, 2026 and 2025, respectively.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Gross amounts recorded for the cash flow hedges in other comprehensive (loss) income and in net loss for the three months ended September 30 were as follows:

	Gain recorded in other comprehensive (loss) income		Gain reclassified from other comprehensive (loss) income into net loss (A)
	2026	2025	2026	2025
Derivatives designated as cash flow hedges:
Forward currency contracts	$—	$315	$—	$994
_____________________________

(A)
Gain reclassified from other comprehensive (loss) income recognized in selling, general and administrative expenses ("SG&A") in the Company's condensed consolidated statements of operations were $320 for the three months ended September 30, 2025. Gain reclassified from other comprehensive income into net loss recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $674 for the three months ended September 30, 2025.

Gross amounts recorded for the cash flow hedges in other comprehensive (loss) income and in net loss for the nine months ended September 30 were as follows:

	Gain recorded in other comprehensive (loss) income		Gain reclassified from other comprehensive (loss) income into net loss (A)
	2026	2025	2026	2025
Derivatives designated as cash flow hedges:
Forward currency contracts	$—	$3,682	$—	$425

(A)
Gain reclassified from other comprehensive (loss) income recognized in selling, general and administrative expenses ("SG&A") in the Company's condensed consolidated statements of operations were $194 for the nine months ended September 30, 2025. Gain reclassified from other comprehensive (loss) income into net loss recognized in cost of goods sold (“COGS”) in the Company’s condensed consolidated statements of operations were $231 for the nine months ended September 30, 2025.

Cash flows from derivatives used to manage foreign currency exchange risks are classified as operating activities within the condensed consolidated statements of cash flows.
Fair Value Measurements
Historically, certain assets and liabilities held by the Company were measured at fair value on a recurring basis and were categorized using the three levels of the fair value hierarchy based on the reliability of the inputs used. Fair values estimated using Level 1 inputs consisted of quoted prices in active markets for identical assets or liabilities that the Company had the ability to access at the measurement date. Fair values estimated using Level 2 inputs, other than quoted prices, were observable for the asset or liability, either directly or indirectly and included among other things, quoted prices for similar assets or liabilities in markets that were active or inactive as well as inputs other than quoted prices that were observable. For forward currency contracts, inputs included forward foreign currency exchange rates. Fair values estimated using Level 3 inputs consisted of significant unobservable inputs. There were no assets or liabilities measured at fair value at September 30, 2026 or December 31, 2025.
(7) Share-Based Compensation
Compensation expense for share-based compensation arrangements, which is recognized in the condensed consolidated statements of operations as a component of SG&A expense, was $706 and $1,099 for the three months ended September 30, 2026 and 2025, respectively. Compensation expense for share-based compensation arrangements was $5,425 and $3,659 for the nine months ended September 30, 2026 and 2025, respectively. The nine months ended September 30, 2026 includes accelerated expense for employee retirements. The Company generally satisfies share-based compensation awards through the reissuance of common shares held in treasury. Treasury shares are accounted for under the cost method using the FIFO convention. Differences between the cost of treasury shares reissued and the value attributed to the shares upon reissuance are recognized within additional paid-in capital, to the extent available.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(8) Debt
Debt consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025	Interest rate at September 30, 2026	Maturity
Debt
Revolving Credit Facility	$143,691	$180,942	7.57%	July 1, 2027
Total debt	143,691	180,942
Less: current portion	(143,691)	—
Total long-term debt, net	$—	$180,942
Revolving Credit Facility
On November 2, 2023, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility provided for a $275,000 senior secured revolving credit facility and it replaced and superseded the Fourth Amended and Restated Credit Agreement. The Credit Facility had an accordion feature, which allowed the Company to increase the availability by up to $150,000 upon the satisfaction of certain conditions, including the consent of lenders providing the increase in commitments, and also included a letter of credit subfacility, swing line subfacility and multicurrency subfacility. The Credit Facility had a termination date of November 2, 2026. Borrowings under the Credit Facility bear interest at either the Base Rate or the SOFR rate, at the Company’s option, plus the applicable margin as set forth in the Credit Facility. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio.
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
As a result of entering into Amendment No. 1, the Company capitalized $561 of deferred financing costs during the nine months ended September 30, 2025.
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
•the maximum leverage ratio was increased to 3.75 for the quarter ended December 31, 2025, 6.25 for the quarter ended March 31, 2026, 6.75 for the quarter ended June 30, 2026, 6.00 for the quarter ended September 30, 2026 and 4.00 for the quarter ended December 31, 2026 and thereafter;
•on December 31, 2026, the current borrowing capacity of $175,000 will be reduced to the lesser of $157,500 or the then current Credit Facility commitment;
•the applicable margin was fixed at 4.00% for Term Rate loans through September 30, 2026, increasing to 4.50% thereafter;
•modifications to Consolidated EBITDA (as defined); and
•modifications and additions to affirmative covenants.
•Amendment No. 3 also requires the Company to meet certain milestones in connection with obtaining replacement financing for the Credit Facility prior to its termination date, including engaging a financial advisor, completing a collateral examination and inventory appraisal, preparing marketing materials, and using commercially reasonable efforts to obtain term sheets by November 15, 2026 (or, if earlier, the filing date of this Quarterly Report on Form 10-Q) and a commitment letter by the filing date of the Company's Annual Report on Form 10-K for the year ending December 31, 2026.
As a result of entering into Amendment No. 3, the Company capitalized $1,590 of deferred financing costs and wrote off $182 of previously recorded deferred financing costs during the nine months ended September 30, 2026.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Our Credit Facility matures on July 1, 2027, which is within twelve months of the issuance of the accompanying unaudited condensed consolidated financial statements, and therefore the outstanding Credit Facility balance is recorded as a current liability in the condensed consolidated balance sheet as of September 30, 2026. The Company expects to refinance its Credit Facility. While there can be no assurance that the Company will refinance the current Credit Facility, the Company believes that it is probable the Credit Facility will be refinanced prior to its maturity. The Company’s ability to continue as a going concern is contingent upon its ability to refinance its Credit Facility.
Borrowings outstanding on the Credit Facility were $143,691 and $180,942 at September 30, 2026 and December 31, 2025, respectively.
The Company was in compliance with all Credit Facility covenants at September 30, 2026 and December 31, 2025.
The Company also has outstanding letters of credit of $3,106 at September 30, 2026 and $2,106 at December 31, 2025.
Debt
The Company’s wholly owned subsidiary located in Stockholm, Sweden (the “Stockholm subsidiary”), has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20,000 Swedish krona, or $1,999 and $2,174, at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, there were no borrowings outstanding on this overdraft credit line. During the nine months ended September 30, 2026, the subsidiary borrowed and repaid 40,959 Swedish krona, or $4,094. The Stockholm subsidiary has pledged certain of its assets as collateral in order to obtain a guarantee of certain of the Stockholm subsidiary’s obligations to third parties.
(9) Loss Per Share
Basic loss per share was computed by dividing net loss by the weighted-average number of Common Shares outstanding for each respective period. Diluted loss per share was calculated by dividing net loss by the weighted-average of all potentially dilutive Common Shares that were outstanding during the periods presented. However, for all periods in which the Company recognized a net loss, the Company did not recognize the effect of the potential dilutive securities as their inclusion would be anti-dilutive. Potential dilutive shares of 401,793 and 436,454 for the three months ended September 30, 2026 and 2025, respectively, were excluded from diluted loss per share because the effect would be anti-dilutive. Potential dilutive shares of 411,529 and 253,061 for the nine months ended September 30, 2026 and 2025, respectively, were excluded from diluted loss per share because the effect would be anti-dilutive.
Weighted-average Common Shares outstanding used in calculating basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Basic weighted-average Common Shares outstanding	28,387,199	27,859,140	28,176,277	27,775,810
Effect of dilutive shares	—	—	—	—
Diluted weighted-average Common Shares outstanding	28,387,199	27,859,140	28,176,277	27,775,810
There were 517,526 and 912,765 performance-based right to receive Common Shares outstanding at September 30, 2026 and 2025, respectively. The right to receive Common Shares are included in the computation of diluted earnings per share, to the extent they are not anti-dilutive, based on the number of Common Shares that would be issuable if the end of the quarter were the end of the performance period.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
(10) Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive loss for the three months ended September 30, 2026 and 2025 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at July 1, 2026	$(90,037)	$—	$(90,037)
Other comprehensive loss before reclassifications	(2,616)	—	(2,616)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net other comprehensive loss, net of tax	(2,616)	—	(2,616)
Balance at September 30, 2026	$(92,653)	$—	$(92,653)

Balance at July 1, 2025	$(93,646)	$1,191	$(92,455)
Other comprehensive (loss) income before reclassifications	(464)	249	(215)
Amounts reclassified from accumulated other comprehensive loss	—	(785)	(785)
Net other comprehensive loss, net of tax	(464)	(536)	(1,000)
Balance at September 30, 2025	$(94,110)	$655	$(93,455)
Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2026 and 2025 were as follows:

	Foreign currency translation	Unrealized gain (loss) on derivatives	Total
Balance at January 1, 2026	$(89,100)	$—	$(89,100)
Other comprehensive loss before reclassifications	(3,553)	—	(3,553)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net other comprehensive loss, net of tax	(3,553)	—	(3,553)
Balance at September 30, 2026	$(92,653)	$—	$(92,653)

Balance at January 1, 2025	$(120,095)	$(1,918)	$(122,013)
Other comprehensive income before reclassifications	25,985	2,909	28,894
Amounts reclassified from accumulated other comprehensive loss	—	(336)	(336)
Net other comprehensive income, net of tax	25,985	2,573	28,558
Balance at September 30, 2025	$(94,110)	$655	$(93,455)
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
During the three and nine months ended September 30, 2026, the Company recognized expense of $315 related to groundwater remediation. During the three and nine months ended September 30, 2025, the Company did not recognize any expense related to groundwater remediation. At September 30, 2026 and December 31, 2025, the Company had accrued liabilities of $412 and $142, respectively, related to expected future remediation costs. At September 30, 2026 and December 31, 2025, $67 and $42, respectively, were recorded as a component of accrued expenses and other current liabilities in the condensed consolidated balance sheets while the remaining amounts as of September 30, 2026 and December 31, 2025 were recorded as a component of other long-term liabilities. Costs associated with the recorded liability will be incurred to complete the groundwater remediation and monitoring. The recorded liability is based on assumptions in the remedial action plan as well as estimates for future remediation activities. Although the Company sold the Sarasota facility and related property in December 2011, the liability to remediate the site contamination remains the responsibility of the Company. Due to the ongoing site remediation, the Company is currently required to maintain a $1,489 letter of credit for the benefit of the Sarasota property buyer.
The Company’s Stoneridge Brazil subsidiary has civil, labor, environmental and other tax contingencies (excluding income tax) for which the likelihood of loss is deemed to be reasonably possible, but not probable, by the Company’s legal advisors in Brazil. As a result, no provision has been recorded with respect to these contingencies, which amounted to R$40,138 ($7,748) and R$43,818 ($7,964) at September 30, 2026 and December 31, 2025, respectively. An unfavorable outcome on these contingencies could result in significant cost to the Company and adversely affect its results of operations and cash flows.
On August 12, 2020, the Brazilian Administrative Counsel for Economic Defense (“CADE”) issued a ruling against Stoneridge Brazil for abuse of dominance and market foreclosure through its prior use of exclusivity provisions in agreements with its distributors. The CADE tribunal imposed a R$7,995 ($1,543) fine which is included in the reasonably possible contingencies noted above. The Company continues to challenge this ruling in Brazilian federal court to reverse this decision by the CADE tribunal.
Long-Term Supply Commitment
In 2022, the Company entered into a long-term supply agreement, as amended, with a supplier for the purchase of certain electronic semiconductor components through December 31, 2030. Pursuant to the agreement, the Company paid capacity deposits of $1,000 each in December 2022 and June 2023. The capacity deposits are recognized in prepaid and other current assets on our condensed consolidated balance sheets and amortized ratably over the life of the initial purchase commitment. This long-term supply agreement requires the Company to purchase minimum annual volumes while requiring the supplier to sell these components at a fixed price. The Company purchased $1,213 and $114 during the three months ended September 30, 2026 and 2025, respectively, and $2,070 and $114 during the nine months ended September 30, 2026 and 2025, respectively, related to the annual required purchases. The Company is required to purchase $3,876, $7,489, $8,861, $5,975 and $2,170 of these components in each of the years 2026 through 2030, respectively. We evaluate our long-term supply agreement on a continuous basis in the context of customer demand and overall market dynamics. Part of that evaluation process has resulted in re-negotiating minimum annual volumes in the past. Should customer demand and market dynamics require us to re-evaluate our long-term supply commitments, we intend to engage with the supplier to negotiate an amendment to the long-term supply agreement and amend the supply commitments to align with current market conditions.
Product Warranty and Recall
Amounts accrued for product warranty and recall claims are established based on the Company’s best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet dates. These accruals are based on several factors including past experience, production changes, industry developments and various other considerations. Our estimate is based on historical trends of units sold and claim payment amounts, combined with our current understanding of the status of existing claims, forecasts of the resolution of existing claims, expected future claims on products sold and commercial discussions with our customers. The key factors in our estimate are the warranty period and the customer source. The Company can provide no assurances that it will not experience material claims or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued. The current portion of the product warranty and recall reserve is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Product warranty and recall reserve included $8,988 and $9,378 of a long-term liability at September 30, 2026 and December 31, 2025, respectively, which is included as a component of other long-term liabilities on the condensed consolidated balance sheets.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
In 2023, the Company received a demand for arbitration from one of our former Control Devices' customers seeking recovery of warranty claims related to alleged defects in PM sensor products sold prior to the Company's exit from that product line in 2019. The Company denies responsibility for these claims. Based on our review of the technical and legal merits, we believed these warranty claims lacked substantive merit and were significantly overstated. An arbitration hearing was held in the first quarter of 2026 in which the claimant sought approximately $41,000 in direct warranty damages plus additional reputational damage. On November 2, 2026, the Company received notice of a ruling, issued on October 30, 2026, by the arbitration tribunal seated in Italy. The tribunal awarded the former customer €22,479 ($25,463) in total damages. See Note 16, Subsequent Events for further discussion.
The following provides a reconciliation of changes in product warranty and recall reserve liability:

Nine months ended September 30,	2026	2025
Product warranty and recall reserve at beginning of period	$22,302	$23,373
Accruals for warranties established during period	10,036	10,095
Aggregate changes in pre-existing liabilities due to claim developments	4,480	1,992
Settlements made during the period	(12,909)	(11,763)
Foreign currency translation	(1,047)	3,245
Product warranty and recall reserve at end of period	$22,862	$26,942
During the three months ended September 30, 2026, the Company entered into settlements for pre-existing warranty claims with two customers of our Electronics segment incurring warranty expense of $3,014.
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
Business realignment charges incurred by reportable segment were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Electronics (A)	$—	$872	$400	$3,660
Unallocated Corporate (B)	—	883	—	1,960
Total business realignment charges	$—	$1,755	$400	$5,620
_____________________________________

(A)
Severance costs for the three and nine months ended September 30, 2026 related to SG&A were $0 and $400 and related to severance costs in Europe. Severance costs for the three months ended September 30, 2025 related to COGS and D&D were $747 and $125, respectively. Severance costs for the nine months ended September 30, 2025 related to COGS, SG&A and D&D were $1,820, $140 and $1,700, respectively. The majority of the 2025 business realignment costs related to operational efficiency initiatives at our Juarez facility.

(B)
Severance costs for the three months ended September 30, 2025 related to SG&A and D&D were $442 and $441, respectively. Severance related costs for the nine months ended September 30, 2025 related to SG&A and D&D were $1,519 and $441, respectively, for executive separation costs.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
Business realignment charges incurred, classified by statement of operations line item were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of goods sold	$—	$747	$—	$1,820
Selling, general and administrative	—	442	400	1,659
Design and development	—	566	—	2,141
Total business realignment charges	$—	$1,755	$400	$5,620
Reconciliations of the beginning and ending liability balances related to business realignment were as follows:

			Utilization
	Accrual as of January 1, 2026	2026 Charge to Expense	Cash	Non-Cash	Accrual as of September 30, 2026
Employee termination costs	$568	$400	$(804)	$—	$164
Total	$568	$400	$(804)	$—	$164

			Utilization
	Accrual as of January 1, 2025	2025 Charge to Expense	Cash	Non-Cash	Accrual as of September 30, 2025
Employee termination costs	$411	$5,620	$(4,644)	$—	$1,387
Total	$411	$5,620	$(4,644)	$—	$1,387
(13) Income Taxes
For interim tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date ordinary income. Tax jurisdictions with a projected or year-to-date loss for which a benefit cannot be realized are excluded.
For the three months ended September 30, 2026, income tax benefit from continuing operations of $2,689 was attributable to the mix of earnings among tax jurisdictions, tax credits and incentives and the impact of valuation allowances in certain jurisdictions offset by the reversal of the deferred tax liability on outside basis difference in a foreign subsidiary. The effective tax rate of 10.5% varies from the statutory rate primarily due to tax credits and incentives, and the impact of valuation allowances in certain jurisdictions offset by the reversal of the deferred tax liability on outside basis difference in a foreign subsidiary.
For the three months ended September 30, 2025, income tax expense from continuing operations of $1,970 was attributable to the mix of earnings among tax jurisdictions and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of (28.5)% varies from the statutory rate primarily due to tax credits and incentives offset by U.S. taxes on foreign earnings.
For the nine months ended September 30, 2026, income tax expense of $1,280 was attributable to the mix of earnings among tax jurisdictions, tax credits and incentives and the impact of valuation allowances in certain jurisdictions offset by the reversal of the deferred tax liability on outside basis difference in a foreign subsidiary. The effective tax rate of (3.1)% varies from the statutory rate primarily due to tax credits and incentives and the impact of valuation allowances in certain jurisdictions offset by the reversal of the deferred tax liability on outside basis difference in a foreign subsidiary.
For the nine months ended September 30, 2025, income tax expense of $5,087 was attributable to the mix of earnings among tax jurisdictions and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of (22.2)% varies from the statutory rate primarily due to tax credits and incentives offset by U.S. taxes on foreign earnings.

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
The Company has two reportable segments, Electronics and Stoneridge Brazil, which also represent its operating segments. The Electronics reportable segment produces advanced driver information solutions, vision systems, connectivity and compliance solutions and control modules. The Stoneridge Brazil reportable segment designs, manufactures and sells driver information systems, vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories telematics solutions and multimedia devices.
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

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)
A summary of financial information by reportable segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net Sales:
Electronics	$158,564	$121,496	$464,342	$398,960
Inter-segment sales	29	6,542	58	19,162
Electronics net sales	158,593	128,038	464,400	418,122
Stoneridge Brazil	21,474	17,142	57,927	46,276
Inter-segment sales	1,001	1,720	3,923	2,267
Stoneridge Brazil net sales	22,475	18,862	61,850	48,543
Unallocated Corporate	(24,236)	—	(24,236)	—
Inter-segment sales	—	—	—	—
Unallocated Corporate net sales	(24,236)	—	(24,236)	—
Eliminations	(1,030)	(8,262)	(3,981)	(21,429)
Total net sales	$155,802	$138,638	$498,033	$445,236
Cost of Goods Sold:
Electronics	$130,648	$96,835	$380,151	$313,854
Stoneridge Brazil	13,638	9,387	34,862	27,611
Unallocated Corporate (A)	11	349	(274)	105
Total cost of goods sold	$144,297	$106,571	$414,739	$341,570

Design and Development:
Electronics	$10,523	$8,788	$32,517	$34,235
Stoneridge Brazil	900	612	2,271	2,106
Unallocated Corporate (A)	—	1,124	—	2,716
Total design and development	$11,423	$10,524	$34,788	$39,057

Other Segment Costs:
Electronics	$12,033	$10,001	$37,728	$36,755
Stoneridge Brazil	4,456	4,459	14,416	12,321
Unallocated Corporate (A)	7,379	8,518	30,314	25,471
Total other segment costs	$23,868	$22,978	$82,458	$74,547

Operating (Loss) Income:
Electronics	$5,360	$5,871	$13,947	$14,115
Stoneridge Brazil	2,480	2,684	6,376	4,238
Unallocated Corporate (A)	(31,626)	(9,990)	(54,275)	(28,291)
Total operating income (loss)	$(23,786)	$(1,435)	$(33,952)	$(9,938)

Depreciation and Amortization:
Electronics	$3,794	$5,002	$11,864	$12,514
Stoneridge Brazil	1,394	1,199	3,987	3,434
Unallocated Corporate	325	339	1,009	987
Total depreciation and amortization (B)	$5,513	$6,540	$16,860	$16,935

Interest Expense (Income), net:
Electronics	$136	$250	$417	$683
Stoneridge Brazil	(301)	(295)	(950)	(662)
Unallocated Corporate	3,033	3,851	9,490	10,259
Total interest expense, net	$2,868	$3,806	$8,957	$10,280

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Capital Expenditures:
Electronics	$3,231	$1,660	$6,192	$6,580
Stoneridge Brazil	785	2,243	2,377	2,939
Corporate (C)	—	552	62	833
Total capital expenditures	$4,016	$4,455	$8,631	$10,352

	September 30, 2026	December 31, 2025
Total Assets:
Electronics	$415,112	$366,258
Stoneridge Brazil	70,587	60,930
Corporate (C)	360,249	410,993
Eliminations	(335,784)	(287,065)
Total assets	$510,164	$551,116
The following tables present net sales and long-term assets for each of the geographic areas in which the Company operates:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net Sales:
United States	$45,163	$35,518	$154,053	$123,892
North America	$45,163	$35,518	$154,053	$123,892
Brazil	21,474	17,142	57,927	46,276
South America	$21,474	$17,142	$57,927	$46,276
Sweden	29,970	31,999	93,810	106,348
Estonia	33,417	29,167	111,155	94,601
Netherlands	24,681	22,667	77,442	68,079
Other Europe	1,097	959	3,267	2,955
China	—	1,186	379	3,085
Europe and Other	$89,165	$85,978	$286,053	$275,068
Total net sales	$155,802	$138,638	$498,033	$445,236

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

	September 30, 2026	December 31, 2025
Long-term Assets:
United States	$16,348	$39,844
Mexico	8,308	6,860
North America	$24,656	$46,704
Brazil	32,678	31,191
South America	$32,678	$31,191
Sweden	31,107	34,962
Estonia	12,612	11,052
Netherlands	57,969	61,322
Other Europe	706	439
China	—	3,650
Europe and Other	$102,394	$111,425
Total long-term assets	$159,728	$189,320
__________________________________________________________
(A)Unallocated Corporate expenses include various support functions, such as accounting/finance, executive administration, human resources, information technology and legal costs as well as share-based compensation.
(B)These amounts represent depreciation and amortization on property, plant and equipment and certain intangible assets.
(C)Assets located at Corporate consist primarily of cash, intercompany loan receivables, fixed assets for the corporate headquarter building, leased assets, information technology assets, equity investments and investments in subsidiaries.
(15) Investments
In December 2018, the Company entered into an agreement to make a $10,000 investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology which is accounted for under the equity method of accounting. The Company’s $10,000 investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company has contributed $9,443 to the Autotech Fund II as of September 30, 2026. The Company contributed $113 and $280 to Autotech Fund II during the nine months ended September 30, 2026 and 2025, respectively. The Company received distributions of $0 and $8 from Autotech Fund II during the nine months ended September 30, 2026 and 2025, respectively. The Company has a 6.6% interest in Autotech Fund II. The Company recognized equity in (earnings) loss of investee of $(914) and $220 during the three months ended September 30, 2026 and 2025, respectively. The Company recognized equity in earnings of investee of $905 and $124 during the nine months ended September 30, 2026 and 2025, respectively. The Autotech Fund II investment recorded in investments and other long-term assets in the condensed consolidated balance sheets was $9,460 and $8,442 as of September 30, 2026 and December 31, 2025, respectively.
(16) Subsequent Events

On November 2, 2026, the Company received notice of a ruling, issued on October 30, 2026, by an arbitration tribunal seated in Italy in the previously disclosed arbitration proceeding brought by a former customer of the Company’s Control Devices business (see Note 11, Commitments and Contingencies). The proceeding concerned warranty claims for particulate matter (“PM”) sensor products sold by the Control Devices business before the Company exited that product line in 2019.

The tribunal awarded the former customer €22,479 ($25,463) in total damages. The Company disagrees with the ruling and continues to believe the claims lacked merit. The Company is evaluating its options with respect to the award, including whether grounds exist to challenge the award under applicable Italian law or to resist enforcement under the Convention on the Recognition and Enforcement of Foreign Arbitral Awards. The grounds for setting aside or refusing enforcement of an international arbitration award are limited.

STONERIDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data, unless otherwise stated)
(Unaudited)

Because the ruling provides additional evidence about conditions that existed at September 30, 2026, the Company recorded a pre-tax charge of €21,395 ($24,236) in the quarter ended September 30, 2026, representing the award less amounts previously accrued of €1,083 ($1,227). The charge was recorded as a reduction to net sales on the Company’s condensed consolidated statement of operations and the associated liability is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of September 30, 2026.

The Company expects to pay the €22,479 ($25,463) PM sensor arbitration award from cash on hand, including cash held outside the United States, and available borrowings, and intends to hold discussions with the former customer regarding the timing of payment. Payment of the award will reduce our available liquidity and, depending on its timing and amount, could adversely affect our ability to comply with the minimum interest coverage ratio and maximum leverage ratio under the Credit Facility in future periods, including the increase in the minimum interest coverage ratio to 2.50 for the quarter ending December 31, 2026. If we were not in compliance and were unable to obtain a further waiver or amendment, an Event of Default would occur and the lenders could accelerate the amounts outstanding, which would adversely affect our liquidity, our ability to refinance the Credit Facility and our ability to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are a global supplier of safe and efficient electronics systems and technologies. Our systems and products power vehicle intelligence, while enabling safety and security for global commercial, off-highway and agricultural vehicle end markets.
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
Stoneridge Brazil. This segment includes results of operations that design, manufacture and sell driver information systems, vehicle tracking devices and monitoring services, vehicle security alarms and convenience accessories, telematics solutions and multimedia devices.
Third Quarter Overview
The Company had a net loss from continuing operations of $22.9 million, or $(0.81) per diluted share, for the three months ended September 30, 2026.
Net loss from continuing operations for the three months ended September 30, 2026 increased by $14.0 million, or $(0.49) per diluted share, from net loss from continuing operations of $8.9 million, or $(0.32) per diluted share, for the three months ended September 30, 2025. Net sales increased by $17.2 million, or 12.4%, compared to the three months ended September 30, 2025, due to increased sales from higher production volumes and MirrorEye system sales in our North American and European commercial vehicle end markets, higher sales resulting from the impact of the Mexico Manufacturing Agreement related to the sale of Control Devices and higher Brazilian OEM sales from the 2026 launch of an infotainment product. Net sales decreased by $24.2 million related to an adverse ruling received on November 2, 2026 for the previously disclosed arbitration proceeding brought by a former customer of our Control Devices business described in Note 16, Subsequent Events. Gross margin as a percentage of sales for the three months ended September 30, 2026 decreased to 7.4% from 23.1% for the three months ended September 30, 2025 from the recognition of the charge related to the PM sensor arbitration ruling direct to sales with no associated cost of goods sold, higher direct material costs as a percentage of sales due to adverse sales mix, higher warranty expense from commercial settlements, higher excess inventory charges and higher overhead spending from the impact of the Mexico Manufacturing Agreement partially offset by favorable leverage of fixed costs from higher sales levels. SG&A expense increased primarily because of the non-recurring favorable royalty adjustment recognized in 2025, partially offset by lower wages, self-insured medical and business realignment costs. D&D expense increased from lower customer reimbursements in our Electronics segment, partially offset by lower business realignment costs. Our results for the three months ended September 30, 2026 were also favorably impacted by lower interest expense, net, higher equity in earnings of investee and an increase in non-operating foreign currency gains.
Our Electronics segment net sales increased by 30.5% compared to the third quarter of 2025 primarily due to increases in our North American commercial vehicle end market customers sales from higher production volumes and MirrorEye system sales, higher sales from the impact of the Mexico Manufacturing Agreement related to the sale of Control Devices and an increase in our European commercial vehicle end market customer sales from higher production volumes offset by lower sales for the Smart 2 tachograph product resulting from the end of a regulatory retrofit campaign in 2025. Also offsetting these increases was unfavorable euro and Swedish krona foreign currency translation. Segment gross margin dollars increased compared to the third quarter of 2025 from higher contribution from higher sales levels partially offset by higher overhead spending from the impact of the Mexico Manufacturing Agreement, warranty expense from commercial settlements and excess inventory charges. Operating income for the segment decreased compared to the third quarter of 2025 because of higher SG&A expense from the 2025 favorable royalty adjustment and higher D&D from lower customer reimbursements which was partially offset by higher gross margin contribution.

Our Stoneridge Brazil segment net sales increased by 25.3% compared to the third quarter of 2025 primarily from higher OEM product sales including sales from the 2026 launch of an infotainment product and favorable foreign currency translation. Segment gross margin dollars increased slightly as higher contribution from higher sales levels was mostly offset by adverse sales mix from higher OEM product sales and higher overhead spending. Operating income decreased from higher D&D spend partially offset by the increase in gross margin contribution.
Our Unallocated Corporate net sales were ($24.2) million from the recognition of the charge related to the PM sensor arbitration ruling described in Note 16, Subsequent Events. Gross margin dollars decreased by $24.2 million due to the recognition of the PM sensor charge direct to sales with no associated cost of goods sold. Operating income decreased due to the PM sensor charge partially offset by lower SG&A and D&D spend.
In the third quarter of 2026, SG&A expenses increased by $0.9 million compared to the third quarter of 2025 because of the favorable 2025 royalty adjustment and higher environmental remediation costs offset by lower wages, self-insured medical and business realignment costs.
In the third quarter of 2026, D&D costs increased by $0.9 million compared to the third quarter of 2025 because of lower customer reimbursements in our Electronics segment, partially offset by lower business realignment costs.
At September 30, 2026 and December 31, 2025, we had cash and cash equivalents balances primarily held at our foreign locations of $63.4 million and $53.1 million, respectively, and we had $143.7 million and $180.9 million, respectively, in borrowings outstanding on our Credit Facility. The 2026 decrease in Credit Facility borrowings and the increase in cash and cash equivalents was mostly due to proceeds received from the sale of Control Devices that were partially used to repay outstanding Credit Facility borrowings.
Outlook
Stoneridge's portfolio, after the sale of the Control Devices business, is focused on technology solutions primarily for the global commercial vehicle and off-highway end markets. More specifically, we serve three primary product categories: vision and safety, connectivity, and vehicle intelligence and electronic controls, each with their own significant growth opportunities. We expect continued expansion of our vision and safety systems, including MirrorEye® and adjacent products and advanced technologies, through maturity of our existing products and the introduction of new products to the market, including our surround-view capabilities. As we continue to invest in these capabilities, we have generated a comprehensive technology roadmap that we expect will both enhance and expand on our existing products and bring new products and technologies to the market. We expect this will drive growth that significantly outpaces our weighted-average end markets resulting in shareholder value creation.
Our financial performance has been affected by increasing costs of materials, labor, and other inputs used to manufacture and sell our products, including higher costs for memory and other semiconductor components. To minimize the impact of these incremental costs, we continue to take mitigation actions, including negotiating price increases and cost recoveries with our customers, improving manufacturing performance and optimizing product cost through design and procurement initiatives. While we expect these actions will benefit financial performance by offsetting cost pressures, there can be no assurance that our mitigation efforts will fully offset the impact of these cost increases.
In February 2026, the U.S. government imposed new tariffs on imported products from China and Mexico, in addition to tariffs imposed during 2025, and in April 2026 announced additional broad-based tariffs on imports from most U.S. trading partners. The U.S. government has also imposed tariffs under Section 232 of the Trade Expansion Act of 1962 on certain automotive parts and on steel, aluminum and copper content. Since then, the scope, rates, and timing of these tariffs have been modified several times, and certain tariffs have been the subject of legal challenges. In addition, the United States-Mexico-Canada-Agreement is subject to a joint review in 2026, the outcome of which is uncertain. The Company has manufacturing and supply chain exposure from materials sourced from other countries and products produced in Mexico including products manufactured for the buyer of our former Control Devices business under the Mexico Manufacturing Agreement. If existing or proposed tariffs are sustained or expanded, they could materially increase our cost of goods sold and adversely affect our results of operations and cash flows. We continue to implement mitigation actions to reduce the impact of tariffs, including negotiating cost recoveries and price adjustments with our customers, evaluating alternative sourcing arrangements and assessing opportunities to adjust our manufacturing footprint. However, there can be no assurance that these actions will fully offset the incremental costs, and the ultimate impact will depend on the scope and duration of the tariffs and our ability to pass costs through to customers.

Based on Mobility Global, formerly IHS Markit, production forecasts, in 2026 the European and North American commercial vehicle end market volumes are forecasted to increase 3.4% and 12.3%, respectively. Over the long-term, we expect our Electronics’ segment sales to continue to outperform forecasted changes in production volumes due to strong demand for our existing products including our OEM MirrorEye programs in North America and Europe as well as from launches of awarded business. In addition, over the long-term we expect revenue growth and margin contribution from our off-highway products including the launch of a new off-highway vision product in 2027. We continue to focus on margin improvement through material cost reduction and product quality initiatives. We continue to invest in the development of advanced system capabilities that are complementary to our driver information solutions and vision systems such as integrated driver assistance technologies and surround-view capabilities.
In October 2026, the International Monetary Fund forecasted the Brazil gross domestic product to grow 2.2% and 1.9% in 2026 and 2027, respectively. We expect our served market channels to moderately improve throughout 2027 based on current market and economic conditions; however our sales of in-region OEM products will continue to be benefited by the launch of an infotainment product in the second quarter of 2026. Stoneridge Brazil is continuing to focus on expanding OEM capabilities in-region to better support our global customers. This focus will provide opportunities for future growth and provide a platform to continue to rotate our local portfolio to more closely align with our global business.
In 2026, we expect D&D spend, net of business realignment to increase driven by spend for quality improvement, product cost optimization, and the development of next generation products. We continue to evaluate and optimize our engineering footprint to enhance capabilities and capacity for the most efficient return on our engineering spend including increasing the utilization of our Stoneridge Brazil engineering function and dedicated engineering partners in India to support Electronics segment projects.
While we expect continued material inflation and supply chain challenges associated with memory and other electronic component pricing and availability to persist into 2027, we continue to focus on operating performance and enterprise-wide cost reduction. We remain focused on improving cash generation and the reduction of debt through efficient operating performance, structural cost savings and targeted actions to reduce our inventory levels. However, we anticipate working capital investment in the fourth quarter of 2026 related to the mid-2027 launch of a new off-highway vision product.
Our future effective tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles and our jurisdictional mix of earnings. We monitor these factors and the impact on our effective tax rate.
Other Matters
A significant portion of our sales are outside of the United States. These sales are generated by our non-U.S. based operations, and therefore, movements in foreign currency exchange rates can have a significant effect on our results of operations, which are presented in U.S. dollars. A significant portion of our raw material purchases are denominated in U.S. dollars and, therefore, movements in foreign currency exchange rates can also have a significant effect on our results of operations. In the third quarter of 2026, the U.S. dollar strengthened against the Swedish krona, euro and Brazilian real which had a favorable impact to our reported results. In the third quarter of 2025, the U.S. dollar weakened against the euro, Mexican peso and Swedish krona unfavorably impacting our reported results.
In December 2018, the Company entered into an agreement to make a $10.0 million investment in a fund (“Autotech Fund II”) managed by Autotech Ventures (“Autotech”), a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. The Company has contributed $9.4 million to the Autotech Fund II since December 2018.
We regularly evaluate the performance of our businesses and their cost structures, including personnel, and make necessary changes thereto to optimize our results. We also evaluate the required skill sets of our personnel and periodically make strategic changes. Because of these actions, we incur severance and resignation related costs that we refer to as business realignment charges. Business realignment costs of $0.0 million and $1.8 million were incurred in the three months ended September 30, 2026 and 2025, respectively. Business realignment costs of $0.4 million and $5.6 million were incurred during the nine months ended September 30, 2026 and 2025, respectively. For the three and nine months ended September 30, 2025, we incurred $0.8 million and $3.3 million, respectively, in business realignment costs related to operational efficiency initiatives at our Juarez facility. We may incur additional realignment costs in the future.
Because of the competitive nature of the markets we serve, we face pricing pressures from our customers in the ordinary course of business. To mitigate the impact of these pricing pressures, we manage our material and production costs through a combination of negotiated cost recoveries with customers, material cost reduction initiatives and optimization of our global manufacturing footprint. The net impact of which to date has not been material to our results of operations. However, these efforts may not be sufficient to fully offset future pricing pressures, particularly in light of current material inflation and supply chain challenges associated with memory and other electronic component pricing and availability and if we are unable to effectively manage our material and production costs, our results of operations could be adversely affected.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Three months ended September 30,	2026		2025		Dollar increase / (decrease)
Net sales	$155,802	100.0%	$138,638	100.0%	$17,164
Costs and expenses:
Cost of goods sold	144,297	92.6	106,571	76.9	37,726
Selling, general and administrative	23,868	15.3	22,978	16.6	890
Design and development	11,423	7.3	10,524	7.6	899
Operating loss	(23,786)	(15.3)	(1,435)	(1.0)	(22,351)
Interest expense, net	2,868	1.8	3,806	2.7	(938)
Equity in (earnings) loss of investee	(914)	(0.6)	220	0.2	(1,134)
Other (income) expense, net	(138)	(0.1)	1,463	1.1	(1,601)
Loss before income taxes from continuing operations	(25,602)	(16.4)	(6,924)	(5.0)	(18,678)
(Benefit) provision for income taxes from continuing operations	(2,689)	(1.7)	1,970	1.4	(4,659)
Loss from continuing operations	(22,913)	(14.7)	(8,894)	(6.4)	(14,019)
Discontinued operations:
Loss (income) from discontinued operations, net of tax	—	—	477	0.3	(477)
Loss on disposal, net of tax	—	—	—	—	—
Total loss (income) from discontinued operations	—	—	477	0.3	(477)
Net loss	$(22,913)	(14.7)%	$(9,371)	(6.8)%	$(13,542)
Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Three months ended September 30,	2026		2025		Dollar increase / (decrease)	Percent increase
Electronics	$158,564	101.8%	$121,496	87.6%	$37,068	30.5%
Stoneridge Brazil	21,474	13.8	17,142	12.4	4,332	25.3%
Unallocated Corporate	(24,236)	(15.6)	—	—	(24,236)	NM
Total net sales	$155,802	100.0%	$138,638	100.0%	$17,164	12.4%
NM - not meaningful
Our Electronics segment net sales increased $37.1 million primarily due to higher sales to our North American commercial vehicle end market customers of $27.6 million from higher production volumes and higher MirrorEye system sales, an increase of $6.3 million from the impact of the Mexico Manufacturing Agreement entered into in connection with the sale of Control Devices and an increase in sales to our European commercial vehicle end market customers of $4.4 million from higher production volumes offset by lower sales for the Smart 2 tachograph product resulting from the end of a retrofit campaign in 2025. These increases were partially offset by unfavorable euro and Swedish krona foreign currency translation of $1.2 million.
Our Stoneridge Brazil segment net sales increased $4.3 million from higher OEM product sales of $4.1 million including sales from the 2026 launch of an infotainment product and favorable foreign currency translation of $1.0 million.
Our Unallocated Corporate net sales were ($24.2) million from the recognition of the charge related to the PM sensor arbitration ruling described in Note 16, Subsequent Events.

Net sales by geographic location are summarized in the following table (in thousands):

Three months ended September 30,	2026		2025		Dollar increase	Percent increase
North America	$45,163	29.0%	$35,518	25.6%	$9,645	27.2%
South America	21,474	13.8	17,142	12.4	4,332	25.3%
Europe and Other	89,165	57.2	85,978	62.0	3,187	3.7%
Total net sales	$155,802	100.0%	$138,638	100.0%	$17,164	12.4%
The increase in North American net sales was due to an increase in sales to our commercial vehicle end market customers of $27.7 million from higher production volumes and higher MirrorEye system sales and an increase in sales of $6.3 million from the impact of the Mexico Manufacturing Agreement related to the sale of Control Devices offset by ($24.2) million from the recognition of the charge related to the PM sensor arbitration ruling described in Note 16, Subsequent Events.
The increase in net sales in South America was from higher OEM product sales of $4.1 million including sales from the 2026 launch of an infotainment product and favorable foreign currency translation of $1.0 million.
The increase in net sales in Europe and Other was due to higher commercial vehicle end market customer sales of $4.4 million from higher production volumes offset by lower sales for the Smart 2 tachograph product resulting from the end of a retrofit campaign in 2025 offset by unfavorable foreign currency translation of $1.2 million.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the third quarter of 2025 and our gross margin as a percentage of sales decreased to 7.4% in the third quarter of 2026 from 23.1% in the third quarter of 2025. Our material cost as a percentage of net sales increased to 66.4% in the third quarter of 2026 from 54.0% in the third quarter of 2025. The increase in material cost percentage was due to the recognition of the charge direct to sales related to the PM sensor arbitration ruling with no associated cost of goods sold, excess inventory charges and adverse sales mix from lower Smart 2 tachograph sales from the end of a regulatory retrofit campaign in 2025 offset by a benefit from the Mexico Manufacturing Agreement because under this contract manufacturing agreement only direct labor and overhead expenses are recognized. Overhead as a percentage of net sales increased from 18.8% in the third quarter of 2025 to 21.2% in the third quarter of 2026 due to higher overhead spending from the impact of the Mexico Manufacturing Agreement and higher warranty expense from commercial settlements and the recognition of the charge direct to sales related to the PM sensor arbitration ruling with no associated cost of goods sold offset by favorable leverage of fixed costs from higher sales levels.
Our Electronics segment gross margin as a percentage of sales decreased compared to the prior year third quarter from excess inventory charges and an adverse sales mix from lower Smart 2 tachograph sales from the end of a regulatory retrofit campaign in 2025, higher overhead spending from the impact of the Mexico Manufacturing Agreement and higher warranty expense from commercial settlements offset by favorable leverage of fixed costs from higher sales levels.
Our Stoneridge Brazil segment gross margin as a percentage of sales decreased from adverse sales mix from higher OEM product sales.
Our Unallocated Corporate gross margin dollars decreased by $24.2 million because of the PM sensor charge.
Selling, General and Administrative. SG&A expenses increased by $0.9 million primarily because of the favorable 2025 royalty adjustment and higher environmental remediation costs offset by lower wages, self-insured medical and business realignment costs.
Design and Development. D&D costs increased by $0.9 million compared to the third quarter of 2025 because of lower customer reimbursements in our Electronics segment, partially offset by lower business realignment costs.
Operating Loss. Operating income (loss) by segment is summarized in the following table (in thousands):

Three months ended September 30,	2026	2025	Dollar increase / (decrease)	Percent increase / (decrease)
Electronics	$5,360	$5,871	$(511)	(8.7)%
Stoneridge Brazil	2,480	2,684	(204)	(7.6)%
Unallocated corporate	(31,626)	(9,990)	(21,636)	(216.6)%
Operating loss	$(23,786)	$(1,435)	$(22,351)	1557.6%

Our Electronics segment operating income decreased because of increases in SG&A from the 2025 favorable royalty adjustment and in D&D from lower customer reimbursements offsetting higher gross margin contribution. Gross margin dollars increased from higher contribution from higher sales levels which was offset by excess inventory charges, higher overhead spending from the impact of the Mexico Manufacturing Agreement and higher warranty expense from commercial settlements.
Our Stoneridge Brazil segment operating income decreased due to higher D&D spend partially offset by the increase in gross margin contribution.
Our unallocated corporate operating loss increased from a decrease in gross margin dollars from the recognition of the charge related to the PM sensor arbitration ruling described in Note 16, Subsequent Events, partially offset by lower SG&A primarily due to lower self-insured medical costs and wages offset by higher environmental remediation costs and lower D&D spending from the 2025 restructuring of our CTO office with all remaining D&D spend being incurred within our segments.
Operating income (loss) by geographic location is summarized in the following table (in thousands):

Three months ended September 30,	2026	2025	Dollar increase / (decrease)	Percent increase /(decrease)
North America	$(29,547)	$(10,815)	$(18,732)	(173.2)%
South America	2,480	2,684	(204)	(7.6)%
Europe and Other	3,281	6,696	(3,415)	(51.0)%
Operating loss	$(23,786)	$(1,435)	$(22,351)	1557.6%

Our North American operating loss increased due to a decrease in gross margin dollars from the recognition of the charge related to the PM sensor arbitration ruling described in Note 16, Subsequent Events, partially offset by higher gross margin contribution from increased sales levels and decreases in D&D from lower business realignment expense and in SG&A from lower self-insured medical costs. Operating income in South America decreased from higher D&D spend partially offset by an increase in gross margin contribution. Our operating results in Europe and Other decreased because of lower gross margin contribution from excess inventory charges, adverse sales mix and higher warranty expense from commercial settlements and increases in SG&A from the favorable 2025 royalty adjustment and in D&D from lower customer reimbursements.

Interest Expense, net. Interest expense, net was $2.9 million and $3.8 million for the three months ended September 30, 2026 and 2025, respectively. The decrease for the quarter ended September 30, 2026, was the result of lower outstanding Credit Facility borrowings offset by higher Credit Facility interest rates.
Equity in (Earnings) Loss of Investee. Equity in earnings of Autotech Fund II was $0.9 million for the three months ended September 30, 2026, compared to an equity loss of $0.2 million for the three months ended September 30, 2025.
Other (Income) Expense, net. We record certain foreign currency transaction (gains) losses as a component of other (income) expense, net on the condensed consolidated statement of operations. Other income, net of $0.1 million increased by $1.6 million compared to the third quarter of 2025 due to foreign currency transaction gains in our Electronics segment from the strengthening of the U.S. dollar.
(Benefit) Provision for Income Taxes. For the three months ended September 30, 2026, income tax benefit from continuing operations of $2.7 million was attributable to the mix of earnings among tax jurisdictions, tax credits and incentives, and valuation allowances in certain jurisdictions offset by the reversal of the deferred tax liability on outside basis difference in a foreign subsidiary. The effective tax rate of 10.5% varies from the statutory tax rate primarily due to tax credits and incentives and valuation allowances in certain jurisdictions offset by the reversal of the deferred tax liability on outside basis difference in a foreign subsidiary.
For the three months ended September 30, 2025, income tax expense from continuing operations of $2.0 million was attributable to the mix of earnings among tax jurisdictions and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of (28.5)% varies from the statutory tax rate primarily due to tax credits and incentives offset by U.S. taxes on foreign earnings.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Condensed consolidated statements of operations as a percentage of net sales are presented in the following table (in thousands):

Nine months ended September 30,	2026		2025		Dollar increase / (decrease)
Net sales	$498,033	100.0%	$445,236	100.0%	$52,797
Costs and expenses:
Cost of goods sold	414,739	83.3	341,570	76.7	73,169
Selling, general and administrative	82,458	16.6	74,547	16.7	7,911
Design and development	34,788	7.0	39,057	8.8	(4,269)
Operating loss	(33,952)	(6.9)	(9,938)	(2.3)	(24,014)
Interest expense, net	8,957	1.8	10,280	2.3	(1,323)
Equity in earnings of investee	(905)	(0.2)	(124)	—	(781)
Other (income) expense, net	(317)	—	2,860	0.7	(3,177)
Loss before income taxes from continuing operations	(41,687)	(8.5)	(22,954)	(5.4)	(18,733)
Provision for income taxes from continuing operations	1,280	0.3	5,087	1.1	(3,807)
Loss from continuing operations	(42,967)	(8.8)	(28,041)	(6.5)%	(14,926)
Discontinued operations:
Loss (income) from discontinued operations, net of tax	3,322	0.7	(2,115)	(0.5)	5,437
Loss on disposal, net of tax	9,817	2.0	—	—	9,817
Total loss (income) from discontinued operations	13,139	2.7	(2,115)	(0.5)	15,254
Net loss	$(56,106)	(11.5)%	$(25,926)	(6.0)%	$(30,180)

Net Sales. Net sales for our reportable segments, excluding inter-segment sales, are summarized in the following table (in thousands):

Nine months ended September 30,	2026		2025		Dollar increase / (decrease)	Percent increase
Electronics	$464,342	93.2%	$398,960	89.6%	$65,382	16.4%
Stoneridge Brazil	57,927	11.6	46,276	10.4	11,651	25.2%
Unallocated Corporate	(24,236)	(4.8)	—	—	(24,236)	NM
Total net sales	$498,033	100.0%	$445,236	100.0%	$52,797	11.9%

Our Electronics segment net sales increased $65.4 million because of increased sales to our North American commercial vehicle end market customers of $37.1 million from higher MirrorEye system sales, higher production volumes and higher sales of $17.3 million resulting from the Mexico Manufacturing Agreement related to the sale of Control Devices. Additionally, sales increased from favorable euro and Swedish krona foreign currency translation of $13.7 million and an increase in off-highway product sales of $2.2 million. These increases were offset by lower sales to our European commercial vehicle end market customers of $4.9 million, including lower sales for the Smart 2 tachograph product resulting from the end of a retrofit campaign in 2025 offset by higher production volumes and MirrorEye system sales.

Our Stoneridge Brazil segment net sales increased $11.7 million mostly from higher OEM product sales of $8.9 million including sales from the second quarter launch of an infotainment product and favorable foreign currency translation of $4.4 million.

Our Unallocated Corporate net sales were ($24.2) million from the recognition of the charge related to the PM sensor arbitration ruling described in Note 16, Subsequent Events.

Net sales by geographic location are summarized in the following table (in thousands):

Nine months ended September 30,	2026		2025		Dollar increase	Percent increase
North America	$154,053	31.0%	$123,892	27.8%	$30,161	24.3%
South America	57,927	11.6	46,276	10.4	11,651	25.2%
Europe and Other	286,053	57.4	275,068	61.8	10,985	4.0%
Total net sales	$498,033	100.0%	$445,236	100.0%	$52,797	11.9%

The increase in North American net sales was due to higher sales to our commercial vehicle end market customers of $37.1 million from higher MirrorEye system sales, higher production volumes and sales of $17.3 million from the Mexico Manufacturing Agreement related to the sale of Control Devices offset by ($24.2) million from the recognition of the charge related to the PM sensor arbitration ruling described in Note 16, Subsequent Events.
The increase in net sales in South America was mostly from higher OEM product sales of $8.9 million including sales from the second quarter launch of an infotainment product and favorable foreign currency translation of $4.4 million.

The increase in net sales in Europe and Other was due to favorable foreign currency translation of $13.7 million and an increase in off-highway product sales of $2.2 million. This increase was offset by lower sales to our European commercial vehicle end market customers of $4.9 million from lower Smart 2 tachograph product sales from the end of a regulatory retrofit campaign in 2025 offset by higher production volumes and higher MirrorEye system sales.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased compared to the nine months ended September 30, 2025 and our gross margin as a percentage of sales decreased to 16.7% in 2026 from 23.3% in the first nine months 2025. Our material cost as a percentage of net sales increased from 55.7% in the first nine months of 2025 to 60.6% in the first nine months of 2026. The increase in material cost percentage was due to the recognition of the charge direct to sales related to the PM sensor arbitration ruling with no associated cost of goods sold, adverse sales mix from lower Smart 2 tachograph sales from the end of a regulatory retrofit campaign in 2025 and excess inventory charges offset by a benefit from the Mexico Manufacturing Agreement because under this contract manufacturing agreement only direct labor and overhead expenses are recognized. Overhead as a percentage of net sales was 17.8% and 17.1% for the first nine months of 2026 and 2025, respectively. The increase in overhead as a percentage of sales was attributable to the impact of the Mexico Manufacturing Agreement spend and warranty expense from commercial settlements and the recognition of the charge direct to sales related to the PM sensor arbitration ruling with no associated cost of goods sold offset by favorable leverage of fixed costs from higher sales levels and lower business realignment costs in our Electronics segment.
Our Electronics segment gross margin as a percentage of sales decreased compared to the prior year from higher direct material costs as a percentage of sales from unfavorable sales mix and warranty expense from commercial settlements and excess inventory charges offset by lower business realignment costs.
Our Stoneridge Brazil segment gross margin as a percentage of sales increased from higher contribution from higher sales levels and favorable U.S. dollar denominated material purchase variances in the first half of the year offset by higher overhead spending for indirect wages and depreciation to support higher production levels including the 2026 launch of an infotainment product.
Our Unallocated Corporate gross margin dollars decreased by $24.2 million because of the PM sensor charge.
Selling, General and Administrative. SG&A expenses increased by $7.9 million primarily because of the favorable 2025 royalty adjustment and an increase in share-based compensation for retirement-related accelerated vesting, incentive compensation and legal expenses offset by lower self-insured medical and business realignment costs.
Design and Development. D&D costs decreased by $4.3 million primarily related to our Electronics segment as a result of lower business realignment costs, non-capital tooling expenses and wages.

Operating Loss. Operating (loss) income by segment is summarized in the following table (in thousands):

Nine months ended September 30,	2026	2025	Dollar increase / (decrease)	Percent increase / (decrease)
Electronics	$13,947	$14,115	$(168)	(1.2)%
Stoneridge Brazil	6,376	4,238	2,138	50.4%
Unallocated corporate	(54,275)	(28,291)	(25,984)	(91.8)%
Operating loss	$(33,952)	$(9,938)	$(24,014)	(241.6)%
Our Electronics segment operating income decreased because of lower gross margin contribution from adverse sales mix including lower sales for the Smart 2 tachograph product resulting from the end of a retrofit campaign in 2025 and higher SG&A from a favorable 2025 royalty adjustment offset by lower D&D from lower business realignment costs.
Our Stoneridge Brazil segment operating income increased due to higher contribution from higher sales levels and favorable U.S. dollar denominated material purchase variances in the first half of the year offset by higher overhead spending for indirect wages and depreciation to support higher production levels including the 2026 launch of an infotainment product and higher SG&A from higher incentive compensation and wages.
Our unallocated corporate operating loss increased from a decrease in gross margin dollars from the recognition of the charge related to the PM sensor arbitration ruling described in Note 16, Subsequent Events, partially offset by higher SG&A related to higher share-based compensation from retirement-related accelerated vesting, incentive compensation and legal fees offset by lower self-insured medical costs and business realignment expenses and lower D&D spending from the 2025 restructuring of our CTO office with all remaining D&D spend being incurred within our segments.
Operating (loss) income by geographic location is summarized in the following table (in thousands):

Nine months ended September 30,	2026	2025	Dollar increase / (decrease)	Percent increase / (decrease)
North America	$(50,633)	$(31,182)	$(19,451)	(62.4)%
South America	6,376	4,238	2,138	50.4%
Europe and Other	10,305	17,006	(6,701)	(39.4)%
Operating loss	$(33,952)	$(9,938)	$(24,014)	(241.6)%

Our North American operating loss increased due to a decrease in gross margin dollars from the recognition of the charge related to the PM sensor arbitration ruling described in Note 16, Subsequent Events, excess inventory charges and higher SG&A from higher share-based compensation from retirement-related accelerated vesting, incentive compensation and legal expenses partially offset by higher gross margin contribution from higher sales levels and lower D&D spending from lower business realignment costs. Operating income in South America increased due to higher contribution from higher sales levels and favorable U.S. dollar denominated material purchase variances in the first half of the year offset by higher overhead spending for indirect wages and depreciation to support higher production levels including the 2026 launch of an infotainment product and higher SG&A from higher incentive compensation and wages. Our operating results in Europe and Other decreased because of lower gross margin contribution from adverse sales mix, higher warranty expense from commercial settlements and excess inventory charges as well as higher SG&A from a favorable 2025 royalty adjustment offset by lower D&D expense from lower business realignment cost.
Interest Expense, net. Interest expense, net was $9.0 million and $10.3 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease was the result of lower outstanding Credit Facility borrowings offset by higher Credit Facility interest rates.
Equity in Earnings of Investee. Equity earnings for Autotech Fund II was $0.9 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Other (Income) Expense, net. We record certain foreign currency transaction (gains) losses as a component of other expense (income), net on the condensed consolidated statement of operations. Other income, net of $(0.3) million improved by $3.2 million compared to the first nine months of 2025 due to lower foreign currency transactions losses in our Electronics segment and an increase in foreign currency transaction gains in our Stoneridge Brazil segment from the strengthening of the U.S. dollar.

Provision for Income Taxes. For the nine months ended September 30, 2026, income tax expense from continuing operations of $1.3 million was attributable to the mix of earnings among tax jurisdictions, tax credits and incentives, and valuation allowances in certain jurisdictions offset by the reversal of the deferred tax liability on outside basis difference in a foreign subsidiary. The effective tax rate of (3.1)% varies from the statutory tax rate primarily due to tax credits and incentives and valuation allowances in certain jurisdictions offset by the reversal of the deferred tax liability on outside basis difference in a foreign subsidiary.
For the nine months ended September 30, 2025, income tax expense of $5.1 million was attributable to the mix of earnings among tax jurisdictions and tax credits and incentives offset by U.S. taxes on foreign earnings. The effective tax rate of (22.2)% varies from the statutory tax rate primarily due to tax credits and incentives offset by U.S. taxes on foreign earnings.
Liquidity and Capital Resources
Summary of Cash Flows:

Nine months ended September 30,	2026	2025
Net cash provided by (used for) continuing operations:
Operating activities	$5,043	$23,077
Investing activities	49,365	(15,587)
Financing activities	(38,868)	(34,640)
Cash (used for) provided by discontinued operations:	(3,322)	2,115
Effect of exchange rate changes on cash and cash equivalents	(1,829)	7,191
Net change in cash and cash equivalents	$10,389	$(17,844)

Cash provided by operating activities decreased compared to 2025 primarily because of higher working capital levels to support increased sales and production. Higher accounts receivable resulted in a greater use of cash, partially offset by cash provided by higher accounts payable and accrued liabilities. These changes reflect receivables, payables from manufacturing agreements and transition services arrangements related to the sale of Control Devices in the first quarter of 2026. Overall accounts receivable collection terms have remained consistent for both periods presented. Of the increase in accounts receivable and accounts payable / accrued liabilities, approximately $35.7 million and $15.8 million, respectively, related to the manufacturing agreement and transition service arrangements with the buyer of Control Devices.
Net cash provided by investing activities increased compared to 2025 due to the proceeds from the sale of Control Devices and by lower capital expenditures.
Net cash used for financing activities increased by $4.2 million compared to the nine months ended September 30, 2025, primarily due to the payment of $1.6 million of deferred financing costs in connection with Amendment No. 3 to the Credit Facility and an increase of $1.3 million in Credit Facility repayments, net of borrowings.
As outlined in Note 8 to our condensed consolidated financial statements, the Credit Facility permitted borrowing up to a maximum level of $275.0 million. This variable rate facility had an accordion feature which allowed the Company to increase its availability by up to $150.0 million upon the satisfaction of certain conditions and lender consent through its expiration in November 2026. The Credit Facility contains certain financial covenants that require the Company to maintain less than a maximum leverage ratio and more than a minimum interest coverage ratio. The Credit Facility also contains affirmative and negative covenants and events of default that are customary for credit arrangements of this type including covenants that place restrictions and/or limitations on the Company’s ability to borrow money, make capital expenditures and pay dividends. The Credit Facility had an outstanding balance of $143.7 million at September 30, 2026.
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
•the maximum leverage ratio was increased to 3.75 for the quarter ended December 31, 2025, 6.25 for the quarter ended March 31, 2026, 6.75 for the quarter ended June 30, 2026, 6.00 for the quarter ended September 30, 2026 and 4.00 for the quarter ended December 31, 2026 and thereafter;
•on December 31, 2026, the current borrowing capacity of $175.0 million will be reduced to the lesser of $157.5 million or the then current Credit Facility commitment;
•the applicable margin was fixed at 4.00% for Term Rate loans through September 30, 2026, increasing to 4.50% thereafter;
•modifications to Consolidated EBITDA (as defined); and
•modifications and additions to affirmative covenants.

Our Credit Facility matures on July 1, 2027, which is within twelve months of the issuance of the accompanying unaudited condensed consolidated financial statements, and the outstanding Credit Facility balance is recorded as a current liability in the condensed consolidated balance sheet as of September 30, 2026. The Company expects to refinance its Credit Facility. While there can be no assurance that the Company will refinance the current Credit Facility, the Company believes that it is probable the Credit Facility will be refinanced prior to its maturity. The Company’s ability to continue as a going concern is contingent upon its ability to refinance its Credit Facility.
As of September 30, 2026, the Company was in compliance with all covenants under the Credit Facility. The Company has not experienced a violation that would limit the its ability to borrow under the Credit Facility, as amended, and does not expect the covenants under it to restrict its financing flexibility. However, future borrowing flexibility may be limited by lower-than-expected financial performance, including the timing and amount of payments of the PM sensor arbitration award, and the adverse impact of material inflation and supply chain challenges. The Company expects to make additional repayments on the Credit Facility when cash exceeds the amount needed for operations and to remain in compliance with all covenants.

The Company’s wholly owned subsidiary located in Stockholm, Sweden, has an overdraft credit line that allows overdrafts on the subsidiary’s bank account up to a daily maximum level of 20.0 million Swedish krona, or $2.0 million and $2.2 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, there were no borrowings outstanding on this overdraft credit line. During the nine months ended September 30, 2026, the subsidiary borrowed and repaid 41.0 million Swedish krona, or $4.1 million. The Stockholm subsidiary has pledged certain of its assets as collateral in order to obtain a guarantee of certain of the Stockholm subsidiary’s obligations to third parties.
In December 2018, the Company entered into an agreement to make a $10.0 million investment in Autotech Fund II managed by Autotech, a venture capital firm focused on ground transportation technology. The Company’s $10.0 million investment in the Autotech Fund II will be contributed over the expected ten-year life of the fund. As of September 30, 2026, the Company’s cumulative investment in the Autotech Fund II was $9.4 million. The Company contributed $0.1 million to Autotech Fund II during the nine months ended September 30, 2026 and $0.3 million during the nine months ended September 30, 2025.
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
At September 30, 2026, we had a cash and cash equivalents balance of approximately $63.4 million, of which 77.6% was held in foreign locations. The Company has approximately $28.2 million of undrawn commitments under the Credit Facility as of September 30, 2026, which results in total undrawn commitments and cash balances of approximately $91.6 million. However, it is possible that future borrowing flexibility under our Credit Facility may be limited as a result of our financial performance. In addition, on December 31, 2026, the borrowing capacity on our Credit Facility will decrease to the lesser of $157.5 million or the then current Credit Facility commitment.

The principal sources of liquidity available for our future cash requirements are expected to be (i) cash flows from operations, (ii) cash and cash equivalents on-hand and (iii) borrowings from our Credit Facility. We expect to fund payment of the PM sensor arbitration award from cash on-hand, including cash held outside the United States, and intend to hold discussions with the former customer regarding the timing of payment. Payment of the award will reduce our available liquidity and, depending on its timing and amount, could reduce headroom under the financial covenants in the Credit Facility in future periods. We expect to refinance our Credit Facility prior to its July 1, 2027 termination date. Assuming such refinancing is completed on satisfactory terms, we believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital and other commitments during the next twelve months. Uncertainty regarding material inflation, supply chain conditions, the timing of payment of the PM sensor arbitration award and the Company's ability to complete a refinancing of the Credit Facility before its July 1, 2027 maturity could adversely affect our liquidity. Based on our current financial position and our refinancing plans, we believe we will have sufficient liquidity to meet our obligations over the next twelve months; however, there can be no assurance that the refinancing will be completed on acceptable terms or at all.
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
Critical Accounting Policies and Estimates
The Company’s critical accounting estimates, which include management’s most significant judgments and estimates, are described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s 2025 Form 10-K. These accounting policies are considered critical as disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of the Company’s 2025 Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no material changes in our significant accounting policies or critical accounting estimates since the 2025 Form 10-K.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the PEO and PFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in certain legal actions and claims primarily arising in the ordinary course of business. We establish accruals for matters that we believe that losses are probable and can be reasonably estimated. Although it is not possible to predict with certainty the outcome of these matters, we do not believe that any of the litigation in which we are currently engaged, either individually or in the aggregate, will have a material adverse effect on our business, consolidated financial position or results of operations. We are subject to litigation regarding civil, labor, regulatory and other tax contingencies in our Stoneridge Brazil segment that we believe the likelihood of loss is reasonably possible, but not probable, although these claims might take years to resolve. We are also subject to product liability and product warranty claims. In addition, if any of our products prove to be defective, we may be required to participate in a government-imposed or customer OEM-instituted recall involving such products. There can be no assurance that we will not experience any material losses related to product liability, warranty or recall claims. See additional details of these matters in Note 11 to the condensed consolidated financial statements. On November 2, 2026, the Company received notice of a ruling, issued on October 30, 2026, by the arbitration tribunal seated in Italy for an arbitration proceeding brought by a former customer of the Company’s Control Devices business. The proceeding concerned warranty claims for particulate matter (“PM”) sensor products sold by the Control Devices business before the Company exited that product line in 2019. The tribunal awarded the former customer €22,479 ($25,463) in total damages. See Note 16, Subsequent Events for further discussion.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes with respect to risk factors previously disclosed in the Company’s 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not sell any unregistered equity securities during the quarter ended September 30, 2026.
The following table presents information with respect to repurchases of Common Shares made by us during the three months ended September 30, 2026. There were 1,943 Common Shares delivered to us by employees as payment for withholding taxes due upon vesting of performance share awards and share unit awards. These shares were acquired from employees solely to satisfy tax withholding obligations in connection with the vesting of equity awards. These acquisitions were not made pursuant to any publicly announced repurchase plan or program, and the Company did not have any such repurchase plans or programs in effect during the quarter.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/26-7/31/26	—	$—	N/A	N/A
8/1/26-8/31/26	1,943	$6.97	N/A	N/A
9/1/26-9/30/26	—	$—	N/A	N/A
Total	1,943
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
In addition, during the quarter ended September 30, 2026, the Company did not adopt or terminate any Rule 10b5-1 trading arrangement, as described in Item 408(b) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Offer Letter, dated May 14, 2026, between Stoneridge, Inc. and Scott R. Humphrey (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 3, 2026)*.

10.2	Amendment No. 1 to the Stoneridge, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2026).*

10.3
Stoneridge, Inc. 2016 Long-Term Incentive Plan 2026 Restricted Share Units Grant Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, filed with the SEC on August 5, 2026).*

10.4
Stoneridge, Inc. 2025 Long-Term Incentive Plan 2026 Performance Shares Grant Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, filed with the SEC on August 5, 2026).*

10.5
Employment Agreement, dated September 17, 2026, between Stoneridge, Inc. and Uwe Brandenburg (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 23, 2026).*

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
104
The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2026, filed with the Securities and Exchange Commission on November 4, 2026, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

_______________________
* Reflects management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONERIDGE, INC.

Date: November 4, 2026	/s/ Natalia Noblet
Natalia Noblet
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2026	/s/ Scott R. Humphrey
Scott R. Humphrey
Chief Financial Officer and Treasurer
(Principal Financial Officer)